Form 10-Q
period 1995-05-28
ALPHA MICROSYSTEMS
filed 1995-07-12
CIK 352869

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 28, 1995
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ -- _____ to  ____ -- ____


                         Commission File Number 0-10558

                               ALPHA MICROSYSTEMS
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                                          95-3108178
(State or other jurisdiction of                             (I.R.S. Employer Identification No.)
incorporation or organization)

                  2722 S. FAIRVIEW STREET, SANTA ANA, CA 92704
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:  (714) 957-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

As of July 7, 1995, there were 6,572,953 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                               ALPHA MICROSYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           (Unaudited)
                                                                             May 28,      Feb. 26,
                                                                               1995         1995
                                                                           -----------    --------
                          ASSETS
                          Current assets:
                           Cash and cash equivalents                        $  3,083      $  3,289
                           Accounts receivable, net                            4,710         4,844
                           Inventories                                         1,771         1,948
                           Subsidiary held for sale                                -           269
                           Notes receivable                                      290             -
                           Prepaid expenses and other current assets             566           564
                                                                            --------      --------
                                 Total current assets                         10,420        10,914
                                                                            --------      --------

                          Property and equipment at cost                      15,492        14,824
                           Less accumulated depreciation and amortization     11,517        11,220
                                                                            --------      --------
                             Net property and equipment                        3,975         3,604

                          Service contracts, net                                 937         1,039
                          Software costs, net                                  1,399         1,302
                          Goodwill, net                                          820           864
                          Other assets, net                                      167           179
                                                                            --------      --------
                                                                            $ 17,718      $ 17,902
                                                                            ========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          Current liabilities:
                           Accounts payable                                 $  2,275      $  1,863
                           Deferred revenue                                    2,948         2,775
                           Other accrued liabilities                           1,436         1,857
                           Accrued salaries and wages                            473           836
                           Current portion of long-term debt                     373           395
                                                                            --------      --------
                                 Total current liabilities                     7,505         7,726

                          Long-term debt                                         110           140

                          Commitments and contingencies
                          Shareholders' equity:
                           Preferred stock, no par value; 5,000,000
                             shares authorized; none issued                        -             -
                           Common stock, no par value; 20,000,000 shares
                             authorized; 6,557,403 shares
                             issued and outstanding at May 28, 1995 and
                             February 26, 1995                                21,224        21,224
                           Accumulated deficit                               (11,068)      (11,119)
                           Unamortized restricted stock plan expense             (19)          (19)
                           Foreign currency translation adjustment               (34)          (50)
                                                                            --------      --------
                                 Total shareholders' equity                   10,103        10,036
                                                                            --------      --------
                                                                            $ 17,718      $ 17,902
                                                                            ========      ========

                            See accompanying notes.

                               ALPHA MICROSYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Three Months Ended
                                                                              -------------------------
                                                                              May 28,           May 29,
                                                                               1995              1994
                                                                              ------            -------
                 Net sales:
                   Product                                                    $3,919            $ 4,868
                   Service                                                     4,626              5,139
                                                                              ------            -------
                     Total net sales                                           8,545             10,007
                                                                              ------            -------

                  Cost of sales:
                   Product                                                     2,380              3,094
                   Service                                                     3,088              3,189
                                                                              ------            -------
                     Total cost of sales                                       5,468              6,283
                                                                              ------            -------

                  Gross Margin                                                 3,077              3,724

                   Selling, general and administrative expense                 2,751              3,251
                   Research and development expense                              531                636
                                                                              ------            -------
                     Total operating expenses                                  3,282              3,887
                                                                              ------            -------

                   Income (loss) from operations                                (205)              (163)

                   Interest income                                               (29)               (25)
                   Interest expense                                                4                  2
                   Other (income) expense, net                                  (216)                25
                   Foreign exchange (gain) loss                                  (15)               (18)
                                                                              ------            -------
                     Total other (income) expenses                              (256)               (16)
                                                                              ------            -------

                 Income (loss) before taxes                                       51               (147)
                 (Benefit) provision for income taxes                              -                  2
                                                                              ------            -------
                 Net income (loss)                                            $   51            $  (149)
                                                                              ======            =======

                 Net income (loss) per share                                  $ 0.01            $ (0.02)
                                                                              ======            =======
                 Number of shares used in the
                     computation of per share amounts                          6,579              6,612
                                                                              ======            =======




                            See accompanying notes.

                               ALPHA MICROSYSTEMS
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               Three Months Ended
                                                                                           --------------------------
                                                                                            May 28,           May 29,
                                                                                             1995              1994
                                                                                           -------            -------
                 Cash flow from operating activities:
                     Net income (loss)                                                      $   51            $ (149)
                     Adjustments to reconcile net income (loss)
                         to net cash provided by operating activities:
                             Gain on sale of fixed assets                                     (211)               -
                             Depreciation and amortization                                     509               659
                             Provision for losses on accounts receivable                         2                 4
                             Inventory provision                                                45                40
                     Other changes in operating assets and liabilities:
                             Accounts receivable                                               332               (39)
                             Inventories                                                       132               (42)
                             Prepaid expenses and current assets                                 8               (87)
                             Accounts payable and other
                                 accrued liabilities                                           (71)               92
                             Accrued salaries and wages                                       (362)             (173)
                             Deferred revenue                                                  174               (91)
                             Other, net                                                         30                 1
                                                                                            ------            ------
                                 Net cash provided (used) by
                                    operating activities                                       639               215
                                                                                            ------            ------
                 Cash flow from investing activities:
                     Proceeds from sale of fixed assets                                        200                -
                     Acquisition of businesses                                                  -               (572)
                     Purchases of equipment                                                   (644)             (182)
                     Capitalization of software costs                                         (327)              (90)
                     Other, net                                                                  6                 1
                                                                                            ------            ------
                         Net cash used in investing activities                                (765)             (843)
                                                                                            ------            ------
                 Cash flows from financing activities:
                     Issuance of stock                                                          -                 33
                     Principal debt repayments                                                (113)             (332)
                                                                                            ------            ------
                         Net cash provided by
                             financing activities                                             (113)             (299)
                                                                                            ------            ------
                 Effect of exchange rate changes on cash                                        33                27
                                                                                            ------            ------
                 Increase (decrease) in cash and
                     cash equivalents                                                         (206)             (900)

                 Cash and cash equivalents at beginning of period                            3,289             6,251
                                                                                            ------            ------
                 Cash and cash equivalents at end of period                                 $3,083            $5,351
                                                                                            ======            ======

                             See accompanying notes

                               ALPHA MICROSYSTEMS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM ACCOUNTING POLICY

         In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at May 28, 1995, and the consolidated results of operations and cash flows for the quarters ended May 28, 1995, and May 29, 1994. These condensed consolidated financial statements do not include all disclosures presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 26, 1995.

         The results of operations for the quarter ended May 28, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

REVENUE RECOGNITION

         The Company recognizes revenue on its hardware and software sales on delivery, and recognizes revenue on its service sales and post contract customer support on a straight line basis over the contract period. When significant obligations remain after a software product has been delivered, revenue is not recognized until obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized. Revenue is recognized only when collection of the resulting receivable is probable.

PER SHARE INFORMATION

         Per share information is based upon the weighted average common and common equivalent shares outstanding during the quarter ended May 28, 1995, and the weighted average common shares outstanding during the quarter ended May 29, 1994.

TRANSLATION OF FOREIGN CURRENCIES

         The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at quarter-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation in a separate component of shareholders' equity.

2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories, net of reserves for excess and obsolete inventories, of $1,833,000 and $1,723,000 at May 28, 1995, and February 26, 1995, respectively, comprise the following:

                          (IN THOUSANDS)
                     ------------------------
                     MAY 28,     FEBRUARY 26,
                      1995          1995
                     -------     ------------
Raw materials        $  368        $  581
Work in process           5           180
Finished goods        1,398         1,187
                     ------        ------
                     $1,771        $1,948
                     ======        ======


3.       DEBT

         On July 10, 1995, the Company signed an agreement for a revolving line of credit up to a maximum limit of $2,000,000, based upon 70% of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowing under the line of credit will bear interest of prime plus one and one half percent (1.5%) and the commitment fee for the first year is $15,000. In addition, the Company has agreed to issue 50,000 warrants to the lender after the 40,000 warrants the lender previously received have been returned and canceled.

         The line of credit is secured by substantially all of the Company's assets. Its availability will be subject to financial covenants requiring that the Company maintain a quick ratio of not less than 1.3 to 1, a tangible net worth of not less than $6,500,000, and a ratio of total liabilities to tangible net worth of no more than 1.0 to 1. The agreement also includes covenants which require that the Company must not have two or more consecutive quarterly losses or an aggregate year-to-date loss of over $300,000, and the Company must make a net profit on a consolidated basis for fiscal 1996. Currently, the Company has no outstanding bank borrowings.

4.       NOTE RECEIVABLE

         As part of the consideration for selling the Belgian subsidiary to a member of local management, the Company received a note for 15,000,000 Belgian francs which is payable over the next two years.

5.       SUBSEQUENT EVENT

         On June 9, 1995, the Company acquired the ongoing service contracts and certain related assets of Van Meter Enterprises, Inc., DBA Alpha Technology, for a purchase price of $162,000. The purchase price will be paid over a period of sixteen months, and the ultimate price and cash paid will be conditional upon the revenues of the contracts purchased.

6.       TAXES

         The Company has significant federal net operating loss carryforwards totaling approximately $15.0 million at February 26, 1995, which begin expiring in 2006. As a result, the Company recorded no tax provision for the quarter ended May 28, 1995. If there is a greater than 50% change in the Company's ownership during any three-year period, the utilization of the net operating loss and general business credit carryforward can be limited. During the last three-year period ended February 26, 1995, the Company has experienced an approximate 41% change in ownership.

7.       GOODWILL AND INTANGIBLES

         Management routinely evaluates events or conditions that might diminish the fair market value of intangible assets. Intangible assets include acquired service contracts, capitalized computer software costs and goodwill. The book value of goodwill and acquired service contracts is associated with the acquisition of companies or assets. Software cost is the accumulation of capitalized development costs or the assigned value of software associated with an acquisition.

8.       CONTINGENCIES

LITIGATION

         Two former employees of Alpha Microsystems Belgium S.A. ("AMB") have asserted that AMB is in breach of its obligations under Belgium employment law to pay salaries for up to two years in certain circumstances and have asserted that the Company has direct liability for these obligations. The employees have offered to settle their claim for $1.2 million. Management of the Company believes that the claim is without merit and plans to vigorously defend the Company against these claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the quarters ended May 28, 1995 and May 29, 1994:

                                                            RELATIONSHIP TO NET SALES
                                                            -------------------------
                                                               THREE MONTHS ENDED
                                                            -------------------------
                                                            MAY 28,           MAY 29,
                                                             1995              1994
                                                           -------            -------
Net sales                                                   100.0%             100.0%
Cost of sales                                                64.0               62.8
                                                            -----              -----
Gross margin                                                 36.0               37.2

Selling general and administrative expense                   32.2               32.5
Research and development expense                              6.2                6.4
Interest income                                              (0.3)              (0.2)
Other (income) expense, net                                  (2.5)               0.2
Foreign exchange (gain) loss                                 (0.2)              (0.2)
                                                            -----              -----
Income (loss) from operations before taxes                    0.6               (1.5)

Provision (benefit) for income taxes                            -                  -
                                                            -----              -----
Net income (loss)                                             0.6%              (1.5)%
                                                            =====              =====



GENERAL

         The Company, which for its first decade was principally a designer and vendor of computer hardware and related systems software, has been transitioning its business to focus on areas offering higher growth potential. The transition process has been difficult, and the Company has found it necessary to make mid-course adjustments in response to market pressures. Accordingly, during the last five years the Company has sustained periods of substantial losses and major write-offs. In addition, there have been significant management changes. While there has been progress in certain product lines and operations, the Company has also been plagued by delays in new product development, unanticipated product launch problems with its new PANDA product which required a significant additional manpower commitment, difficulties in building and maintaining the services operation, and lean financial resources.

         The Company's strategy is to strengthen its distribution channels, concentrate on vertical markets, and expand its already broad base of support services, including field maintenance and networking. In support of its strategy, the Company has continued its efforts to consolidate European operations, reduce expenses and establish new asset management techniques, and shift toward system assembly and integration. The Company has altered its strategy to adapt to changes in a highly competitive and dynamic marketplace. Management will continue to monitor market and business conditions and will be flexible in considering future shifts in strategy as appropriate.

         During the first quarter of fiscal 1996, the Company made a small profit of $51,000, or $0.01 per share, which was primarily associated with the sale of its PICK distributed database product ("PICK"). PICK was sold on March 24, 1995 for $300,000 and generated a gain on sale of $211,000. As anticipated, revenues declined as a result of the sale of the PICK and VSO product lines and lower demand for the Company's traditional products. In response, management has reduced expenses accordingly.

         The Company's strategic marketing efforts continued to progress during the first quarter. The Company obtained two new orders for PANDA from southern California school districts, and has been test marketing the system in additional regions, such as Texas, Virginia and Florida. The Company's early test version of its AlphaHealthCare dental practice management software has been introduced to key dental industry opinion leaders and has been well received. This new product, currently in development, is scheduled to be introduced during the last half of fiscal 1996.

         Based upon the favorable market response, the Company intends to significantly expand its sales and marketing resources for both vertical products. While it is unlikely that revenues for these products will increase sufficiently to offset the additional investment in the short term, the Company believes that its capabilities to gain a larger market share over the long term will be significantly enhanced.

RESULTS OF OPERATIONS

         Three Months Ended May 28, 1995 and May 29, 1994

         Net sales decreased $1,462,000, or 14.6%, to $8,545,000 for the quarter ended May 28, 1995, from $10,007,000 for the quarter ended May 29, 1994. Total product revenues declined $949,000, or 19.5%, to approximately $3,919,000 from approximately $4,868,000 for the comparable period.

         Sales of the Company's traditional products declined $1,134,000, offset by an increase of $185,000 in sales of the Company's vertical products. Lower demand for the Company's traditional products, the sale of the PICK and VSO product lines, and lower revenues from Belgian customers accounted for most of the decline in product revenues. PICK and VSO revenues accounted for approximately $200,000 in the quarter just ended, compared to approximately $500,000 in the first quarter of fiscal 1995. The Belgian subsidiary, Alpha Microsystems Belgium, S.A., which was sold to a member of its Belgian management team at the end of fiscal 1995, had accounted for $437,000 in revenues in the first quarter of fiscal 1995. In the first quarter of 1996, sales to the Belgian company accounted for $193,000 in revenues; the decrease was offset somewhat by the elimination of overhead and other expenses associated with a subsidiary.

         Total services revenues declined $513,000, or 10.0%, to $4,626,000 in the quarter just ended from $5,139,000 for the same period in the prior year. The decrease is attributable both to a reduction in services revenues from prior acquisitions (Alpha Computer Services, Inc. and MGI Group International, Inc.) and in traditional AMOS-based service contracts. The Company has been successful in expanding its base of support services, including field maintenance and networking, and intends to invest additional resources in this area.

         Total gross margin for the Company for the quarter ended May 28, 1995, decreased to 36.0%, compared to 37.2% during the same period last year. Product gross margin for the quarter ended May 28, 1995 increased to 39.3% compared to 36.4% during the same period in the prior year. The increase in product gross margin was primarily due to a higher percentage of software support revenues with a higher gross margin in the quarter just ended.

         Service business gross margin declined to 33.2% during the quarter ended May 28, 1995, from 37.9% during the same period in the prior year. The decline was primarily due to reductions in cost of goods sold, primarily labor costs, not fully offsetting the revenue decline. However, the sales organization reduced selling, general and administrative expenses which assisted in partially offsetting the overall impact of the service revenue decline. To improve revenues, the service organization is focusing on obtaining new contracts for its networking support services, supporting vertical markets with services, and increasing third party services.

         Selling, general and administrative expenses decreased $500,000 to $2,751,000 for the quarter ended May 28, 1995, compared to $3,251,000 in the quarter ended May 29, 1994. Approximately $237,000 of this decrease was due to the absence of the Belgian subsidiary. The Company has invested additional resources and efforts to enhance its position in its vertical markets, which accounted for an increase of $290,000 in selling, general and administrative expenses to $785,000 for the quarter ended May 28, 1995, compared to $495,000 for the same period in the prior fiscal year.

         On March 24, 1995, the Company sold to Sequoia Systems, Inc. for $100,000 cash and $200,000 in note receivable its rights to reproduce and license to others Pick64+ distributed database software. The transaction generated a gain on sale of $211,000.

         Research and development expenses incurred for the quarter just ended decreased by $105,000 to $531,000 from $636,000 during the same period in the prior fiscal year. This reduction is primarily due to refocusing the Company's resources on new software development, $327,000 of which has been capitalized.

         The Company reported net income of $51,000 for the quarter just ended, compared to a net loss of $149,000 for the quarter ended May 29, 1994 for the above-mentioned reasons, adjusted by immaterial differences in the foreign exchange gain and the tax provision.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended May 28, 1995, the Company's working capital decreased $273,000 to $2,915,000 from $3,188,000 at February 26, 1995.
Net cash and cash equivalents decreased during the quarter ended May 28, 1995 by $206,000 to $3,083,000, primarily to finance the Company's move to its new facilities. Net cash provided by operating activities for the quarter ended May 28, 1995 was $639,000, compared to $215,000 for the same period in the previous fiscal year.

         Inventories decreased to $1,771,000 at May 28, 1995, from $1,948,000 at February 26, 1995. Net accounts receivable decreased to $4,710,000 from $4,844,000 respectively, for the same comparable periods. The decrease is primarily associated with the decline in business activity.

         On July 10, 1995, the Company signed an agreement for a revolving line of credit up to a maximum limit of $2,000,000, based upon 70% of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowing under the line of credit will bear interest of prime plus one and one half percent (1.5%) and the commitment fee for the first year is $15,000. In addition, the Company has agreed to issue 50,000 warrants to the lender after the 40,000 warrants the lender previously received have been returned and canceled.

         The line of credit is secured by substantially all of the Company's assets. Its availability is subject to financial covenants requiring that the Company maintain a quick ratio of not less than 1.3 to 1, a tangible net worth of not less than $6,500,000, and a ratio of total liabilities to tangible net worth of no more than 1.0 to 1. The agreement also includes covenants which require that the Company must not have two or more consecutive quarterly losses or an aggregate year-to-date loss of over $300,000, and the Company must make a net profit on a consolidated basis for fiscal 1996. Currently, the Company has no outstanding bank borrowings.

         As part of the Company's continuing efforts to reduce expenses, it has entered into a new 66-month lease for and has moved into a 66,200 square foot facility located within one mile of its prior 104,000 square foot facility. The new lease, which began on July 1, 1995 and expires on December 31, 2000, will provide significant savings.

The average annual rent for the new facility is $285,000, compared to $680,000 in fiscal 1995 for the current facility. In addition, the Company negotiated a cash rent reduction in exchange for paying the up-front cost of certain leasehold improvements, and the Company has an option to extend the new lease term for an additional three years.

         The leasehold improvements for which the Company is responsible include office construction, plumbing, wiring and general tenant improvements. The Company estimates that the cost of these improvements is approximately $700,000, which will be depreciated over the life of the lease. The cost of these improvements, which was partially paid in the first quarter, is the primary reason that Net property and equipment increased to $3,975,000 at May 28, 1995, compared to $3,604,000 at February 26, 1995.

         The Company believes that current cash position augmented by operating activities, supplemented as necessary with funds expected to be available under the Company's line of credit, will provide it with sufficient resources to finance its working capital requirements for the remainder of the fiscal year. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional business, the success and timing and amount of investment required to penetrate the vertical markets, and service revenue growth or decline.

         PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

                 (a)      See Exhibit Index.

                 (b) No Form 8-K was filed during the first quarter ended May 28, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    ALPHA MICROSYSTEMS
                                                       (Registrant)

Date: July 10, 1995                            By:  /s/ Douglas J. Tullio
                                                   ------------------------
                                               President and
                                               Chief Executive Officer

Date: July 10, 1995                            By:  /s/ Michael J. Lowell
                                                   ------------------------
                                               Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                     Sequentially
         Exhibit                                                                     Numbered
         Number           Description of Documents                                   Page
         ------           ------------------------                                   ----
         10.139           Loan and Security Agreement by and between Registrant
                          and Silicon Valley Bank dated July 10, 1995.

         10.140 Warrant to Purchase 50,000 shares of common stock issued to Silicon Valley Bank dated July 10, 1995.

         10.141 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995.

         10.142 Antidilution Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995.

         10.143           Collateral Assignment, Patent Mortgage and Security
                          Agreement by and between Registrant and
                          Silicon Valley Bank dated July 10, 1995.

         10.144 Security Agreement by and between AlphaHealthCare, Inc., and Silicon Valley Bank dated July 10, 1995.

         10.145           Continuing Guaranty by and between AlphaHealthCare, Inc.,
                          and Silicon Valley Bank dated July 10, 1995.

         27.              Financial Data Schedule.