Form 10-Q
period 1995-08-27
ALPHA MICROSYSTEMS
filed 1995-10-10
CIK 352869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                                   (MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  AUGUST 27, 1995
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      -      to      -
                               -----------    ------------

                         Commission File Number 0-10558

                               ALPHA MICROSYSTEMS
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                              95-3108178
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

As of October 4, 1995, there were 6,595,453 shares of the registrant's common stock outstanding.

                              ALPHA MICROSYSTEMS

                                    INDEX

                                                                             Page
                                                                             Number
                                                                             ------
PART I--FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 at August 27, 1995 (Unaudited) and
                 February 26, 1995                                                3

                 Condensed Consolidated Statements of
                 Operations (Unaudited) for the Three
                 and Six Months Ended August 27, 1995 and
                 August 28, 1994                                                  4

                 Condensed Consolidated Statements of Cash Flows
                 (Unaudited) for the Six Months Ended August 27,
                 1995 and August 28, 1994                                         5

                 Notes to Condensed Consolidated
                 Financial Statements                                             6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                    9


PART II--OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security-Holders             13

         Item 6. Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                       14

EXHIBIT INDEX                                                                    15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                (Unaudited)
                                                 August 27,    February 26,
                                                    1995           1995
                                                -----------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $  1,919       $  3,289
 Accounts receivable, net                            5,234          4,844
 Inventories                                         1,435          1,948
 Subsidiary held for sale                               --            269
 Notes receivable                                      261             --
 Prepaid expenses and other current assets             496            564
                                                  --------       --------
       Total current assets                          9,345         10,914
                                                  --------       --------

Property and equipment at cost                      15,991         14,824
 Less accumulated depreciation and amortization     11,649         11,220
                                                  --------       --------
   Net property and equipment                        4,342          3,604

Service contracts, net                                 935          1,039
Software costs, net                                  1,545          1,302
Goodwill, net                                          757            864
Other assets, net                                      171            179
                                                  --------       --------
                                                  $ 17,095       $ 17,902
                                                  ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  2,350       $  1,863
 Deferred revenue                                    2,515          2,775
 Other accrued liabilities                           1,308          1,857
 Accrued salaries and wages                            394            836
 Current portion of long-term debt                     346            395
                                                  --------       --------
       Total current liabilities                     6,913          7,726

Long-term debt                                          82            140
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value; 5,000,000
     shares authorized; none issued                     --             --
 Common stock, no par value; 20,000,000 shares
     authorized; 6,565,403 and 6,557,403 shares
     issued and outstanding at August 27, 1995
     and February 26, 1995, respectively            21,231         21,224
 Accumulated deficit                               (11,026)       (11,119)
 Unamortized restricted stock plan expense             (16)           (19)
 Foreign currency translation adjustment               (89)           (50)
                                                  --------       --------
       Total shareholders' equity                   10,100         10,036
                                                  --------       --------
                                                  $ 17,095       $ 17,902
                                                  ========       ========

                             See accompanying notes.

                               ALPHA MICROSYSTEMS
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months Ended     Six Months Ended
                                               ----------------------  ----------------------
                                               August 27,  August 28,  August 27,  August 28,
                                                  1995        1994        1995       1994
                                               ----------  ----------  ----------  ----------
Net sales:
  Product                                        $3,905     $4,684     $ 7,824     $ 9,552
  Service                                         4,700      5,135       9,326      10,274
                                                 ------     ------     -------     -------
    Total net sales                               8,605      9,819      17,150      19,826
                                                 ------     ------     -------     -------
 Cost of sales:
  Product                                         2,181      3,098       4,561       6,193
  Service                                         3,072      3,312       6,159       6,500
                                                 ------     ------     -------     -------
    Total cost of sales                           5,253      6,410      10,720      12,693
                                                 ------     ------     -------     -------

 Gross Margin                                     3,352      3,409       6,430       7,133

  Selling, general and administrative expense     2,810      3,468       5,561       6,720
  Research and development expense                  538        570       1,070       1,206
                                                 ------     ------     -------     -------
    Total operating expenses                      3,348      4,038       6,631       7,926
                                                 ------     ------     -------     -------

  Income (loss) from operations                       4       (629)       (201)       (793)

  Interest income                                   (21)       (52)        (50)        (77)
  Interest expense                                   17          5          21           7
  Other (income) expense, net                        (9)        42        (225)         67
  Foreign exchange (gain) loss                      (25)       (45)        (40)        (63)
                                                 ------     ------     -------     -------
    Total other (income) expenses                   (38)       (50)       (294)        (66)
                                                 ------     ------     -------     -------

Income (loss) before taxes                           42       (579)         93        (727)
(Benefit) provision for income taxes                 --          3          --           4
                                                 ------     ------     -------     -------
Net income (loss)                                $   42     $ (582)    $    93     $  (731)
                                                 ======     ======     =======     =======

Net income (loss) per share                      $ 0.01     $(0.09)    $  0.01     $ (0.11)
                                                 ======     ======     =======     =======
Number of shares used in the
    computation of per share amounts              6,591      6,562       6,576       6,559
                                                 ======     ======     =======     =======


                             See accompanying notes.

                               ALPHA MICROSYSTEMS
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Six Months Ended
                                                                 ----------------------
                                                                 August 27,  August 28,
                                                                    1995       1994
                                                                 ----------  ----------
Cash flow from operating activities:
    Net income (loss)                                            $    93     $  (731)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Gain on sale of fixed assets                                (211)        --
        Depreciation and amortization                              1,033       1,337
        Provision for losses on accounts receivable                  (59)         39
        Inventory provision                                          152          86
    Other changes in operating assets and liabilities:
        Accounts receivable                                         (170)       (471)
        Inventories                                                  361           4
        Prepaid expenses and current assets                           76        (154)
        Accounts payable and other
            accrued liabilities                                      (61)        134
        Accrued salaries and wages                                  (441)       (423)
        Deferred revenue                                            (257)       (144)
        Other, net                                                    (4)         (7)
            Net cash provided by (used in)                       -------     -------
               operating activities                                  512        (330)
                                                                 -------     -------
Cash flow from investing activities:
    Proceeds from sale of fixed assets                               240        --
    Acquisition of businesses                                       --           (84)
    Purchases of equipment                                        (1,301)       (947)
    Capitalization of software costs                                (541)       (284)
    Other, net                                                       (16)         40
                                                                 -------     -------
        Net cash used in investing activities                     (1,618)     (1,275)
                                                                 -------     -------
Cash flows from financing activities:
    Issuance of stock                                                 10          66
    Principal debt repayments                                       (253)       (450)
                                                                 -------     -------
    Net cash used in financing activities                           (243)       (384)
                                                                 -------     -------
Effect of exchange rate changes on cash                              (21)         63
                                                                 -------     -------
Decrease in cash and cash equivalents                             (1,370)     (1,926)

Cash and cash equivalents at beginning of period                   3,289       6,251
                                                                 -------     -------
Cash and cash equivalents at end of period                       $ 1,919     $ 4,325
                                                                 =======     =======


                             See accompanying notes.

                               ALPHA MICROSYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM ACCOUNTING POLICY

         In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at August 27, 1995, the consolidated results of its operations for the three and six month periods ended August 27, 1995 and August 28, 1994 and its cash flows for the six month periods ended August 27, 1995 and August 28, 1994. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 26, 1995.

         The results of operations for the six month period ended August 27, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

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

PER SHARE INFORMATION

         Per share information is based upon the weighted average common and common equivalent shares outstanding during the period ended August 27, 1995, and the weighted average common shares outstanding during the period ended August 28, 1994.

TRANSLATION OF FOREIGN CURRENCIES

         The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at quarter-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation in a separate component of shareholders' equity.

2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories net of reserves for excess and obsolete inventories of $1,828,000 and $1,723,000 at August 27, 1995 and February 26, 1995, respectively, are comprised of the following:


                      (In thousands)
                  ------------------------
                  August 27,  February 26,
                    1995          1995
                  ---------   ------------
Raw materials        $  226         $  581
Work in process          20            180
Finished goods        1,189          1,187
                     ------         ------
                     $1,435         $1,948
                     ======         ======

3.       DEBT

         On July 10, 1995, the Company signed an agreement for a revolving line of credit up to a maximum limit of $2,000,000, based upon 70% of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowing under the line of credit will bear interest of prime plus one and one half percent (1.5%) and a commitment fee for the first year of $15,000. In addition, the Company agreed to issue 50,000 warrants to the lender, after the 40,000 warrants the lender previously received had been canceled. The price of the new warrants is at the market value of the Company's common stock as of the date of the loan.

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

5.       SUBSEQUENT EVENT

         On September 15, 1995, the Company acquired the ongoing service contracts and certain related assets of Instant Data Systems Incorporated ("IDS") for a purchase price of $300,000. The purchase price will be paid over eighteen months, and the ultimate price and cash paid will depend upon the contract revenues purchased.

6.       TAXES

         The Company has significant federal net operating loss carryforwards totaling approximately $15.0 million at February 26, 1995, which begin expiring in 2006. As a result, the Company recorded no tax provision for the six months ended August 27, 1995. If there is a greater than 50% change in the Company's ownership during any three-year period, the utilization of the net operating loss and general business credit carryforward can be limited. During the last three-year period ended February 26, 1995, the Company had experienced an approximate 41% change in ownership.

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

8.       CONTINGENCIES

PRIOR LEASE OBLIGATIONS

         The Company is in the process of negotiating the requirements and costs associated with exiting its previous location and has not yet paid the exit fee of $250,000. Management believes the Company has accrued an appropriate amount for this contingency, and that the outcome of its discussions with its previous landlord will not materially affect the Company.

LITIGATION

         Two former employees of Alpha Microsystems Belgium S.A. ("AMB") have asserted that AMB is in breach of its obligations under Belgium employment law to pay salaries for up to two years in certain circumstances and have asserted that the Company has direct liability for these obligations. The employees have offered to settle their claim for $1.2 million, which the Company has rejected. Management of the Company believes that the claim is without merit and plans to vigorously defend itself against these claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

         The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and six month periods ended August 27, 1995, and August 28, 1994:

                                                            RELATIONSHIP TO NET SALES
                                                 ------------------------------------------------
                                                   Three Months Ended        Six Months Ended
                                                 ------------------------------------------------
                                                 August 27,  August 28,   August 27,   August 28,
                                                    1995        1994         1995         1994
                                                 ----------  ----------   ----------   ----------
Net sales                                          100.0%      100.0%       100.0%      100.0%
Cost of sales                                       61.0        65.3         62.5        64.0
                                                   -----       -----        -----       -----
Gross margin                                        39.0        34.7         37.5        36.0

Selling general and administrative expense          32.7        35.3         32.4        34.0
Research and development expense                     6.3         5.8          6.2         6.1
Interest income                                     (0.2)       (0.5)        (0.3)       (0.4)
Interest expense                                     0.2         0.1          0.1          --
Other (income) expense, net                         (0.1)        0.4         (1.3)        0.3
Foreign exchange (gain) loss                        (0.3)       (0.5)        (0.2)       (0.3)
                                                   -----       -----        -----       -----
Income (loss) from operations before taxes           0.4        (5.9)         0.6        (3.7)
Provision (benefit) for income taxes                  --          --           --          --
                                                   -----       -----        -----       -----
Net income (loss)                                    0.4%       (5.9)%        0.6%       (3.7)%
                                                   =====       =====        =====       =====


GENERAL

        The Company, which for its first decade was principally a designer and vendor of computer hardware and related systems software, continues to transition its business to focus on areas offering growth potential. The Company's strategy is to strengthen its distribution channels, concentrate on vertical markets, and expand its already broad base of support services, including field maintenance and networking. In support of its strategy, the Company has continued its efforts to consolidate European operations, reduce expenses and establish new asset management techniques, and shift toward system assembly and integration. Management will continue to monitor market and business conditions and will be flexible in considering future shifts in strategy as appropriate.

         During the first six months of fiscal 1996, the Company earned a net income of $93,000, or $0.01 per share, which was primarily associated with the sale of its PICK distributed database product ("PICK"). PICK was sold on March 24, 1995 for $300,000 and generated a gain on sale of $211,000. As anticipated, revenues declined as a result of the sale of the PICK and VSO product lines and lower demand for the Company's traditional products. In response, management has reduced expenses accordingly.

         The Company's strategic marketing efforts continued to progress during the first six months of the current fiscal year. The Company obtained four new orders for PANDA from Southern California school districts, and has been test marketing the system in additional regions, such as Texas, Virginia, Florida, New York, New Jersey, Maryland and Pennsylvania. The Company's early test version of its AlphaHealthCare dental practice management software (Alpha 2000) has been introduced at several trade shows and individually to key dental industry opinion leaders and has been well received. Alpha 2000 is actively being marketed and the Company is taking orders for delivery in the last half of the current fiscal year.

         Based upon the favorable market response, the Company intends to significantly expand its sales and marketing resources for both vertical products. While it is unlikely that revenues for these products will increase sufficiently to offset the additional investment in the short term, the Company believes that its capabilities to gain a larger market share over the long term will be significantly enhanced. The operating expenses associated with additional marketing and sales efforts towards introducing these products will likely have a negative impact on the Company's short-term performance.


RESULTS OF OPERATIONS

         Six Months Ended August 27, 1995 and August 28, 1994

         Net sales decreased $2,676,000, or 13.5%, to $17,150,000 for the six month period ended August 27, 1995, from $19,826,000 for the six month period ended August 28, 1994. Total product revenues declined $1,728,000, or 18.1% from approximately $9,552,000 for the comparable period.

         Sales of the Company's traditional products declined $1,804,000, offset by an increase of $76,000 in sales of the Company's vertical products. Lower demand for the Company's traditional products, the sale of the PICK and VSO product lines, and lower revenues from Belgian customers accounted for most of the decline in product revenues. PICK and VSO revenues accounted for approximately $289,000 in the six months ended August 27, 1995, compared to approximately $858,000 in the comparable period of fiscal 1995. The Belgian subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), which was sold to a member of its Belgian management team at the end of fiscal 1995, had accounted for $1,123,000 in revenues in the first half of fiscal 1995. In the first half of fiscal 1996, sales to the Belgian company accounted for $615,000 in revenues. The negative impact of reduced AMB revenues was offset by the elimination of overhead and other expenses associated with the subsidiary.

         Total service revenue for the six months ended August 27, 1995, declined $948,000, or 9.2%, to $9,326,000 from $10,274,000 for the same period in the prior year. The decrease was attributable both to a reduction in service revenue from prior acquisitions (Alpha Computer Services, Inc. and MGI Group International, Inc.) and in traditional AMOS-based service contracts. The Company has been successful in expanding its base of support services, including field maintenance and networking, and intends to invest additional resources in this area.

         Total gross margin for the Company for the six months ended August 27, 1995, increased to 37.5% compared to 36.0% during the same period last year. Product gross margin for the first half of fiscal 1996 increased to 41.7% compared to 35.2% during the same period in the prior year. The increase in the current period was due to a higher percentage of revenues from traditional hardware products with higher gross margin as compared to the same period in the prior year in which a higher percentage of lower margin PICK, VSO and non-proprietary products were sold.

         Service business gross margin declined to 34.0% during the half year ended August 27, 1995 from 36.7% during the same period in the prior year. The decline was primarily due to reductions in cost of goods sold, primarily labor costs, not fully offsetting the revenue decline. However, the service organization reduced selling, general and administrative expenses which assisted in partially offsetting the overall impact of the service revenue decline. To improve revenues, the service organization is focusing on obtaining new contracts for its networking support services, supporting vertical markets with services, and increasing third-party services. Revenues from these new areas of focus generally produce lower margins than the Company's traditional service business.

        Selling, general and administrative expenses decreased $1,159,000 to $5,561,000 for the six months ended August 27, 1995, from $6,720,000 for the comparable period in the prior fiscal year. This reduction is primarily due to the Company's decision to divest itself of certain non-core activities such as the divestiture of AMB, VSO, and Imaging operations, which reduced expenditures by $481,000, $289,000, and $108,000, respectively. Selling, general and administrative expenses were also reduced by streamlining certain other areas of the business. The Company utilized some of these savings by investing in additional resources to enhance its position in its vertical markets. Approximately $1,768,000 in selling, general and administrative expenses in the first half of the current fiscal year was due to this investment in vertical markets compared to $1,355,000 for the same period in the prior fiscal year.

         On March 24, 1995, the Company sold its rights to reproduce and license Pick64+ distributed database software to Sequoia Systems, Inc., for $100,000 cash and a $200,000 note receivable. The transaction generated a gain on sale of $211,000.

         Research and development expenses incurred for the six months ended August 27, 1995 decreased by $136,000 to $1,070,000 from $1,206,000 during the same period in the prior fiscal year. This reduction was primarily due to refocusing the Company's resources on new software development. Approximately $541,000 of new software development expenses have been capitalized in the first half of the current fiscal year, as compared to $284,000 in the comparable period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 27, 1995, the Company's working capital decreased by $756,000 to $2,432,000 from $3,188,000 at February 26, 1995. Net cash and cash equivalents decreased during the six month period ended August 27, 1995 by $1,370,000 to $1,919,000, primarily as a result of the costs incurred in connection with the Company's move to its new facilities.
Net cash provided by operating activities during the first half of the current fiscal year was $512,000 compared to a $330,000 net cash utilization for operations during the same period in the prior fiscal year.

         Inventories decreased from $1,948,000 at February 26, 1995 to $1,435,000 at August 27, 1995. In addition to management's strict controls to maintain a lower inventory level, the Company had higher shipments during the last month of the second quarter, which resulted in lower inventory levels. Net accounts receivable increased from $4,844,000 at February 26, 1995 to $5,234,000 at August 27, 1995. This increase was primarily due to the receivable associated with the sale of the PICK product line, higher sales activity during the last month of the quarter, and a larger portion of revenue coming from the European operations which tend to extend longer payment terms.

         On July 10, 1995, the Company signed an agreement for a revolving line of credit up to a maximum limit of $2,000,000, based upon 70% of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowing under the line of credit will bear interest of prime plus one and one half percent (1.5%) and the commitment fee for the first year is

$15,000. In addition, the Company agreed to issue 50,000 warrants to the lender, after the 40,000 warrants the lender previously received had been canceled. The price of the new warrants is at the market value of the Company's common stock as of the date of the loan.

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

        As part of the Company's continuing efforts to reduce expenses, it has entered into a new 66-month lease and has moved into a 66,200 square foot facility located within one mile of its prior 104,000 square foot facility. The new lease, which began on July 1, 1995 and expires on December 31, 2000, will provide significant savings. The average annual rent for the new facility is $285,000, compared to $680,000 in fiscal 1995 for the prior facility. The Company has an option to extend the new lease term for an additional three years.

        Under its new lease, the Company agreed to pay the up-front costs of certain leasehold improvements. The leasehold improvements for which the Company assumed responsibility include office construction, plumbing, wiring, and general tenant improvements. The total cost of these improvements was approximately $806,000, which will be depreciated over the life of the lease. The cost of these improvements, fully recorded during the first six months of the current fiscal year, is the primary reason that net property and equipment increased to $4,342,000 at August 27, 1995, from $3,604,000 at February 26, 1995.

         The Company believes that the current cash position augmented by operating activities, supplemented as necessary with funds expected to be available under the Company's line of credit, will provide it with sufficient resources to finance its working capital requirements for the remainder of the fiscal year. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional business, the success and timing and amount of investment required to penetrate the vertical markets, and service revenue growth or decline.

        PART II.  OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security-Holders

        The Annual Meeting of Shareholders of Alpha Microsystems was held on July 14, 1995. At the Annual Meeting, all of management's nominees listed in the Proxy Statement were elected and there was no solicitation in opposition to such nominees. The appointment of Ernst & Young as independent auditors of the Company and its subsidiaries for the year ending February 25, 1996 was ratified by the shareholders. Voting was as follows:

          Directors                  For              Against        Abstain
          ---------                  ---              -------        -------
          Clarke E. Reynolds         5,812,679         15,000            N/A

          Douglas J. Tullio          5,814,799         12,900            N/A

          Rockell N. Hankin          5,811,179         16,500            N/A

          Harry L. Hathaway          5,810,179         17,500            N/A

          Richard E. Mahmarian       5,819,129          8,500            N/A


        The proposal to ratify the appointment of Ernst & Young as independent auditors of the Company and its subsidiaries for the year ending February 25, 1996 received 5,908,095 votes for approval and 53,550 votes against approval, with 14,860 abstentions.


6.      Exhibits and Reports on Form 8-K.

            (a)  See Exhibit Index.

            (b)  No Form 8-K was filed during the quarter ended August 27, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ALPHA MICROSYSTEMS
                                                      (Registrant)

Date:  October 10, 1995                            By:/s/ Douglas J. Tullio
                                                      ----------------------
                                                   President and
                                                   Chief Executive Officer

Date:  October 10, 1995                            By:/s/ Michael J. Lowell
                                                      ----------------------
                                                   Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Number                    Description of Documents
------                    ------------------------
10.146           Agreement to Grant Nonqualified Stock Option by and between
                 Registrant and Clarke E. Reynolds dated July 14, 1995.

10.147           Agreement to Grant Nonqualified Stock Option by and between
                 Registrant and Rockell N. Hankin dated July 14, 1995.

10.148           Agreement to Grant Nonqualified Stock Option by and between
                 Registrant and Harry L. Hathaway dated July 14, 1995.

10.149           Agreement to Grant Nonqualified Stock Option by and between
                 Registrant and Richard E. Mahmarian dated July 14, 1995.

27               Financial Data Schedule.
