Form 10-Q
period 1995-11-26
ALPHA MICROSYSTEMS
filed 1996-01-10
CIK 352869

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  NOVEMBER 26, 1995
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      -      to      -
                               -----------    ------------

                         Commission File Number 0-10558
                         ------------------------------

                               ALPHA MICROSYSTEMS
                               ------------------
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                            95-3108178
----------                                            ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  2722 S. FAIRVIEW STREET, SANTA ANA, CA 92704
                  --------------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:    (714) 957-8500
     ---------------------------------------------------------------------


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

As of January 3, 1996, there were 6,595,453 shares of the registrant's common stock outstanding.

                               ALPHA MICROSYSTEMS


                                     INDEX



                                                                                            Page
                                                                                            Number
                                                                                            ------
         PART I-- FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                          Condensed Consolidated Balance Sheets
                          at November 26, 1995 (Unaudited) and
                          February 26, 1995                                                    3

                          Condensed Consolidated Statements of
                          Operations (Unaudited) for the Three
                          and Nine Months Ended November 26, 1995 and
                          November 27, 1994                                                    4

                          Condensed Consolidated Statements of Cash Flows
                          (Unaudited) for the Nine Months Ended November 26,
                          1995 and November 27, 1994                                           5

                          Notes to Condensed Consolidated
                          Financial Statements                                                 6

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                        9


         PART II-- OTHER INFORMATION

                          Item 6. Exhibits and Reports on Form 8-K                            13


         SIGNATURES                                                                           14

         EXHIBIT INDEX                                                                        15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                               ALPHA MICROSYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 November 26,           February 26,
                                                                                     1995                   1995
                                                                                 ------------           ------------
                                                                                 (Unaudited)
                 ASSETS
                 Current assets:
                    Cash and cash equivalents                                      $  1,155               $  3,289
                    Accounts receivable, net                                          5,591                  4,844
                    Inventories                                                       1,264                  1,948
                    Subsidiary held for sale                                              -                    269
                    Note receivable                                                     236                      -
                    Prepaid expenses and other current assets                           763                    564
                                                                                   --------               --------
                      Total current assets                                            9,009                 10,914
                 Property and equipment, at cost                                     16,450                 14,824
                    Less accumulated depreciation and amortization                   11,969                 11,220
                                                                                   --------               --------
                      Net property and equipment                                      4,481                  3,604
                 Service contracts, net                                                 953                  1,039
                 Software costs, net                                                  1,769                  1,302
                 Goodwill, net                                                          865                    864
                 Other assets, net                                                      173                    179
                                                                                   --------               --------
                                                                                   $ 17,250               $ 17,902
                                                                                   ========               ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 Current liabilities:
                    Accounts payable                                               $  2,525               $  1,863
                    Deferred revenue                                                  2,317                  2,775
                    Other accrued liabilities                                         1,639                  1,857
                    Accrued salaries and wages                                          156                    836
                    Bank borrowings                                                     500                     -
                    Current portion of long-term debt                                   364                    395
                                                                                   --------               --------
                        Total current liabilities                                     7,501                  7,726
                 Long-term debt                                                         232                    140
                 Commitments and contingencies
                 Shareholders' equity:
                    Preferred stock, no par value; 5,000,000
                    shares authorized; none issued                                        -                      -

                    Common stock, no par value; 20,000,000 shares
                        authorized; 6,565,403 and 6,557,403 shares
                        issued and outstanding at November 26, 1995 and
                        February 26, 1995, respectively                              21,238                 21,224
                    Accumulated deficit                                             (11,623)               (11,119)
                    Unamortized restricted stock plan expense                           (14)                   (19)
                    Foreign currency translation adjustment                             (84)                   (50)
                                                                                   --------               --------
                          Total shareholders' equity                                  9,517                 10,036
                                                                                   --------               --------
                                                                                   $ 17,250               $ 17,902
                                                                                   ========               ========

                                   See accompanying notes.

                               ALPHA MICROSYSTEMS
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Three Months Ended                     Nine Months Ended
                                            ---------------------------------     -------------------------------------
                                              November 26,      November 27,       November 26,        November 27,
                                                  1995               1994               1995               1994
                                            ---------------    --------------     ---------------    ------------------
Net sales:
  Product                                   $         3,666    $        4,772     $        11,490    $           14,325
  Service                                             4,602             5,077              13,928                15,351
                                            ---------------    --------------     ---------------    ------------------
    Total net sales                                   8,268             9,849              25,418                29,676
                                            ---------------    --------------     ---------------    ------------------
 Cost of sales:
  Product                                             2,401             2,911               6,962                 9,104
  Service                                             3,289             3,437               9,448                 9,937
                                            ---------------    --------------     ---------------    ------------------
    Total cost of sales                               5,690             6,348              16,410                19,041
                                            ---------------    --------------     ---------------    ------------------

 Gross Margin                                         2,578             3,501               9,008                10,635
  Selling, general and administrative expense         2,716             3,205               8,277                 9,925
  Research and development  expense                     489               488               1,559                 1,694
                                            ---------------    --------------     ---------------    ------------------
    Total operating expenses                          3,205             3,693               9,836                11,619
                                            ---------------    --------------     ---------------    ------------------

  Loss from operations                                 (627)             (192)               (828)                 (984)
  Interest income                                       (22)              (37)                (72)                 (114)
  Interest expense                                        5                 6                  26                    13
  Other (income) expense, net                             4               (15)               (221)                   53
  Foreign exchange (gain) loss                          (17)               50                 (57)                  (13)
                                            ---------------    --------------     ---------------    ------------------
    Total other (income) expenses                       (30)                4                (324)                  (61)
                                            ---------------    --------------     ---------------    ------------------
Loss before taxes                                      (597)             (196)               (504)                 (923)
Provision for income taxes                                 -                 -                   -                    5
                                            ---------------    --------------     ---------------    ------------------
Net Loss                                    $          (597)   $         (196)    $          (504)   $             (928)
                                            ===============    ==============     ===============    ==================

Net loss per share                          $         (0.09)   $        (0.03)    $         (0.08)   $            (0.14)
                                            ===============    ==============     ===============    ==================
Number of shares used in the
    computation of per share amounts                  6,565             6,557               6,561                 6,548
                                            ===============    ==============     ===============    ==================




                            See accompanying notes.

                               ALPHA MICROSYSTEMS
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                     ----------------------------------------
                                                                          November 26,         November 27,
                                                                             1995                  1994
                                                                     ------------------    ------------------
Cash flow from operating activities:
    Net loss                                                         $            (504)    $            (928)
    Adjustments to reconcile net loss
        to net cash provided by (used in) operating activities:
            Gain on sale of fixed assets                                          (211)                    -
            Depreciation and amortization                                        1,612                 2,255
            Provision for losses on accounts receivable                            (25)                   61
            Inventory provision                                                    143                    52
            Other changes in operating assets and liabilities:
                Accounts receivable                                               (802)                 (570)
                Inventories                                                        541                  (255)
                Prepaid expenses and current assets                               (160)                 (282)
                Accounts payable and other
                   accrued liabilities                                             434                   581
                Accrued salaries and wages                                        (694)                 (631)
                Deferred revenue                                                  (494)                 (158)
                Other, net                                                          46                   (28)
                                                                     -----------------    ------------------
                    Net cash (used in) provided by
                       operating activities                                       (114)                   97
                                                                     -----------------    ------------------
Cash flow from investing activities:
    Proceeds from sale of fixed assets                                             280                     -
    Acquisition of businesses                                                      (80)                  (84)
    Acquisition of service assets                                                  (96)                 (511)
    Purchases of equipment and leasehold improvements                           (1,552)                 (745)
    Capitalization of software costs                                              (745)                 (598)
    Other, net                                                                       3                   (54)
                                                                     -----------------    ------------------
        Net cash used in investing activities                                   (2,190)               (1,992)
                                                                     -----------------    ------------------
Cash flows from financing activities:
    Proceeds from borrowings                                                       500                     -
    Issuance of stock                                                               19                    66
    Principal debt repayments                                                     (343)                 (659)
                                                                     -----------------    ------------------
         Net cash provided by (used in) financing activities                       176                  (593)
                                                                     -----------------    ------------------
Effect of exchange rate changes on cash                                             (6)                   92
                                                                     -----------------    ------------------
Decrease in cash and cash equivalents                                           (2,134)               (2,396)

Cash and cash equivalents at beginning of period                                 3,289                 6,251
                                                                     -----------------    ------------------

Cash and cash equivalents at end of period                           $           1,155     $           3,855
                                                                     =================    ==================


                            See accompanying notes.

                               ALPHA MICROSYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       INTERIM ACCOUNTING POLICY

         In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at November 26, 1995, the consolidated results of its operations for the three and nine month periods ended November 26, 1995 and November 27, 1994 and its cash flows for the nine month periods ended November 26, 1995 and November 27, 1994. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 26, 1995.

         The results of operations for the nine month period ended November 26, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

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

PER SHARE INFORMATION

         Per share information is based upon the weighted average common shares outstanding during the periods ended November 26, 1995 and November 27, 1994.

TRANSLATION OF FOREIGN CURRENCIES

         The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at quarter-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation in a separate component of shareholders' equity.

2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories net of reserves for excess and obsolete inventories of $1,882,000 and $1,723,000 at November 26, 1995 and February 26, 1995, respectively, are comprised of the following:

                                                             (IN THOUSANDS)
                                           -------------------------------------------------
                                                NOVEMBER 26,                 FEBRUARY 26,
                                                    1995                        1995
                                           -------------------            ------------------
                   Raw materials           $               136            $              581
                   Work in process                           8                           180
                   Finished goods                        1,120                         1,187
                                           -------------------            ------------------
                                           $             1,264            $            1,948
                                           ===================            ==================


3.       DEBT

         On July 10, 1995, the Company signed an agreement for a revolving line of credit up to a maximum limit of $2,000,000, based upon 70% of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed $500,000 in the aggregate at any one time. Borrowing under the line of credit will bear interest of prime plus one and one half percent (1.5%) and a commitment fee for the first year of $15,000. In addition, the Company agreed to issue 50,000 warrants to the lender, after the 40,000 warrants the lender previously received had been canceled. The price of the new warrants is at the market value of the Company's common stock as of the date of the credit line. As of November 26, 1995, the Company had borrowings under its credit line of $500,000.

         The Company is currently negotiating new covenants with its bank since the Company anticipates that it will breach certain covenants prior to fiscal year end. Management believes that it will be successful in negotiating such covenants based upon preliminary discussions with its bank, however, no assurances can be made. The line of credit is secured by substantially all of the Company's assets. Its availability is subject to current financial covenants requiring that the Company maintain a quick ratio of not less than
1.3 to 1, a tangible net worth of not less than $5,900,000, and a ratio of total liabilities to tangible net worth of no more than 1.0 to 1. The agreement also includes covenants which require that the Company must not have two or more consecutive quarterly losses exceeding $700,000 in aggregate, and the Company must make a net profit on a consolidated basis for fiscal 1996.


4.       NOTE RECEIVABLE

         As part of the consideration for selling the Belgian subsidiary to a member of local management, the Company received a note for 15,000,000 Belgian francs which is payable over the next two years.


5.       ACQUISITIONS

         On September 15, 1995, the Company acquired the ongoing service contracts and certain related assets of Instant Data Systems Incorporated ("IDS") for a purchase price of $300,000, plus a potential bonus payment of $50,000. The purchase price will be paid over eighteen months, and the ultimate price and cash paid will depend upon the contract revenues purchased.


6.       TAXES

         The Company has significant federal net operating loss carryforwards totaling approximately $15.0 million at February 26, 1995, which begin expiring in 2006. As a result, the Company recorded no tax provision for the nine months ended November 26, 1995. If there is a greater than 50% change in the Company's ownership during any three-year period, the utilization of the net operating loss and general business credit carryforward can be limited. During the last three-year period ended February 26, 1995, the Company had experienced an approximate 41% change in ownership.


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


8.       CONTINGENCIES

PRIOR LEASE OBLIGATIONS

         The Company is in the process of negotiating the requirements and costs associated with exiting its previous location and has not yet paid an exit fee of $250,000. Although the Company has accrued an appropriate amount for this contingency, it is still negotiating a payment schedule to minimize the cash impact.

LITIGATION

         Two former employees of Alpha Microsystems Belgium S.A. ("AMB") have filed a lawsuit which asserts eight separate claims against AMB and the Company. The primary claim is that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years and that the Company has alter ego liability for these obligations. The employees are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. Management of the Company believes that the claim is without merit.

         A former Pick dealer, who the Company took to collection in order to recover a past due amount of $19,166.90, has countersued alleging irreparable damage, loss of current business, loss of business reputation and loss of future business due to operating system failure and has claimed damages of $1,050,000. The Company believes that the claim is without merit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

         The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and nine month periods ended November 26, 1995, and November 27, 1994:


                                                         THREE MONTHS ENDEDATIONSHIP TO NET SALENINE MONTHS ENDED
                                                 ----------------------------------------------------------------------
                                                 NOVEMBER 26,       NOVEMBER 27,        NOVEMBER 26,       NOVEMBER 27,
                                                     1995               1994               1995               1994
                                                 ------------       ------------        ------------       ------------
Net sales                                          100.0 %            100.0 %             100.0 %            100.0 %
Costs of sales                                      68.8               64.5                64.6               64.2
                                                   -------            -------             -------            -------
Gross margin                                        31.2               35.5                35.4               35.8

Selling general and administrative expense          32.8               32.5                32.6               33.4
Research and development expense                     5.9                5.0                 6.1                5.7
Interest income                                     (0.3)              (0.4)               (0.3)              (0.4)
Interest expense                                     0.1                0.1                 0.1                 -
Other (income) expense, net                          0.1               (0.2)               (0.9)               0.2
Foreign exchange (gain) loss                        (0.2)               0.5                (0.2)                -
                                                   -------            -------             -------            -------
Loss from operations before taxes                   (7.2)              (2.0)               (2.0)              (3.1)
Provision (benefit) for income taxes                  -                  -                   -                  -
                                                   -------            -------             -------            -------
Net loss                                            (7.2)%             (2.0)%              (2.0)%             (3.1)%
                                                   =======            =======             =======            =======


GENERAL

         The Company, which for its first decade was principally a designer and vendor of computer hardware and related systems software, continues to transition its business towards areas which it believes offer greater growth potential. The Company's strategy is to concentrate on vertical markets, and expand its already broad base of support services, including field maintenance and networking. In support of its strategy, the Company has continued its efforts to consolidate European operations, reduce expenses and establish new asset management techniques, and shift toward system assembly and integration. Management intends to monitor market and business conditions and be flexible in considering appropriate shifts in strategy.

         During the first nine months of fiscal 1996, the Company incurred a net loss of $504,000, or $0.08 per share. The loss was primarily due to continued investment in the Company's food service administration (Panda) and dental practice management (Alpha 2000) software products, for which revenues have not yet sufficiently developed to offset this investment, and an unexpectedly steep decline in revenues from the Company's traditional AMOS-based hardware products during the third quarter. The Company experienced a $2,835,000 reduction in product revenues during the first nine months of fiscal 1996 when compared to the same period during the previous fiscal year.
A significant portion of this decline was associated with the sale of the PICK 64 and VSO product lines. In response to the third quarter results, the Company has reduced personnel by 25 individuals as part of a consolidation of the traditional hardware business with the Company's service operation and has also taken other cost containment actions. The effects of these reductions are not expected to have a significant impact until the first quarter of fiscal 1997.

         The Company's strategic marketing efforts continue to progress with its Alpha 2000 product which has been well received at several trade shows and individually by key dental industry opinion leaders. Alpha 2000 is actively being marketed and the Company has been taking orders for delivery in the fourth quarter of the current fiscal year. So far this fiscal year the Company has received four new orders for Panda from California school districts where it has a direct sales force and it has been setting up Value Added Resellers ("VARs") and strategic relations to market Panda in other states.

         Based upon the favorable market response but subject to resource constraints, the Company intends to expand its sales and marketing resources for both its dental and food service vertical products. While it is unlikely that revenues from these products will increase sufficiently to offset the additional investment in the short term, the Company believes that its capabilities to gain a larger market share over the long term will be significantly enhanced. The operating expenses associated with additional marketing and sales efforts towards introducing these products will likely have a negative impact on the Company's short-term performance.


RESULTS OF OPERATIONS

         Nine Months Ended November 26, 1995 and November 27, 1994

         Net sales decreased $4,258,000, or 14.3%, to $25,418,000 for the nine month period ended November 26, 1995, from $29,676,000 for the same period ended November 27, 1994. Total product revenues declined $2,835,000, or 19.8% to $11,490,000 during the first nine months of fiscal 1996, from $14,325,000 for the comparable period during fiscal 1995.

         The decline in the product revenues was due to lower customer demand for the Company's traditional AMOS-based hardware products, the sale of the PICK and VSO product lines, and lower revenues from Belgian customers. PICK and VSO revenues accounted for approximately $322,000 in the nine months ended November 26, 1995, compared to approximately $1,182,000 in the comparable period of fiscal 1995. The Belgian subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), which was sold to a member of its Belgian management team at the end of fiscal 1995, had accounted for $2,051,000 in revenues in the first nine months of fiscal 1995. In the first nine months of fiscal 1996, sales to the Belgian company accounted for $1,506,000 in revenues. The negative impact of reduced AMB revenues was offset, however, by the elimination of overhead and other expenses associated with the subsidiary.

         Total service revenue for the nine months ended November 26, 1995 declined $1,423,000, or 9.3%, to $13,928,000 from $15,351,000 for the same period in the prior year. The decrease was attributable both to a reduction in service revenue from operations recently acquired (Alpha Computer Services, Inc. and MGI Group International, Inc.) and the continued decline in traditional AMOS-based service contracts. The Company has expanded its base of support services, including field maintenance and networking, and intends to invest additional resources in this area.

         Total gross margin for the Company for the nine months ended November 26, 1995 decreased to 35.4% compared to 35.8% during the same period last year.

         While product gross margin for the first nine months of fiscal 1996 increased to 39.4% compared to 36.4% during the same period in the prior year, product gross margin for the third quarter ended November 26, 1995 decreased to 34.5%. The increase in the nine month period ended November 26, 1995 was due to a higher percentage of revenues from traditional hardware products with higher gross margin as compared to the same period in the prior year in which a higher percentage of lower margin PICK, VSO and non-proprietary products were sold. The decrease in product gross margin for the third quarter ended in November 26, 1995 was the result of lower revenue and the related effect of overhead absorption.

         Service business gross margin declined to 32.2% during the nine months ended November 26, 1995 from 35.3% during the same period in the prior year. The decline was primarily due to reductions in cost of goods sold, primarily labor costs, not fully offsetting the revenue decline. However, the service organization reduced selling, general and administrative expenses which assisted in partially offsetting the overall impact of the service revenue decline. The service organization is focusing on obtaining new contracts for its networking support services, supporting vertical markets with services, and increasing third party services in an effort to improve revenues. Revenues from these new areas of focus generally produce lower margins than the Company's traditional service business.

         Selling, general and administrative expenses decreased $1,648,000 to $8,277,000 for the nine months ended November 26, 1995 from $9,925,000 for the comparable period in the prior fiscal year. This reduction was primarily due to the Company's decision to divest itself of non-core activities during the first part of fiscal 1996. The reductions were approximately $789,000, $394,000 and $160,000 due to the divestiture of AMB, VSO, and Imaging operations, respectively. Selling, general and administrative expenses were also reduced by streamlining certain other areas within the business. The Company utilized some of these savings by investing in additional resources to enhance its position in its vertical markets. Approximately $2,840,000 in selling, general and administrative expenses in the first nine months of the current fiscal year was due to this investment in vertical markets, compared to $1,861,000 for the same period in the prior fiscal year.

         On March 24, 1995 the Company sold its rights to reproduce and license Pick64+ distributed database software to Sequoia Systems, Inc., for $100,000 cash and a $200,000 note receivable. In addition, the Company was entitled to a potential earnout above the purchase price. On January 5, 1996 the Company and Sequoia Systems, Inc. agreed to a final aggregate purchase price of $340,000. The gain on sale for this transaction in the first quarter of this fiscal year was $211,000.

         Research and development expenses incurred for the nine months ended November 26, 1995 decreased by $135,000 to $1,559,000 from $1,694,000 during the same period in the prior fiscal year. Approximately $745,000 of new software development expenses have been capitalized in the first nine months of the current fiscal year, compared to $598,000 in the comparable period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended November 26, 1995 the Company's working capital decreased by $1,679,000 to $1,509,000 from $3,188,000 at February 26, 1995. Net cash and cash equivalents decreased during the nine month period ended November 26, 1995 by $2,134,000 to $1,155,000, primarily as a result of the costs incurred in connection with the Company's move to its new facilities, investment in development of vertical software and repayment of notes to the previous owners of Alpha Computer Services ("ACS") and AlphaHealthCare ("AHC"). Net cash used in operating activities during the first nine months of the current fiscal year was $114,000 compared to $97,000 provided by operating activities during the same period in the prior fiscal year.

         Inventories decreased from $1,948,000 at February 26, 1995 to $1,264,000 at November 26, 1995. Management has placed strict controls on inventory purchases to maintain a lower inventory level. Net accounts receivable increased from $4,844,000 at February 26, 1995 to $5,591,000 at November 27, 1995. This increase was primarily due to the receivable associated with the sale of the PICK product line and a larger portion of revenue coming from the European operations which tend to extend longer payment terms.

         The Company currently has a revolving line of credit up to a maximum limit of $2,000,000, based upon 70% of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed $500,000 in the aggregate at any one time. The line of credit is secured by substantially all of the Company's assets. Its availability is subject to current financial covenants requiring that the Company maintain a quick ratio of not less than 1.3 to 1, a tangible net worth of not less than $5,900,000, and a ratio of total liabilities to tangible net worth of no more than 1.0 to
1. The agreement also includes covenants which require that the Company must not have two or more consecutive quarterly losses exceeding $700,000 in aggregate, and the Company must make a net profit on a consolidated basis for fiscal 1996. Borrowings under the line of credit may bear interest of prime plus one and one half percent (1.5%) and the commitment fee for the first year is $15,000. In addition, the Company agreed to issue 50,000 warrants to the lender, after the 40,000 warrants the lender previously received had been canceled. The price of the new warrants is at the market value of the Company's common stock as of the date of the credit line.

         During the third quarter it was necessary for the Company to utilize its credit line to fund its vertical market investment. As of November 26, 1995 the Company had borrowings under its credit line of $500,000.

         The Company is currently negotiating new covenants with its bank since the Company anticipates that it will be in breach of certain covenants prior to fiscal year end. The Company believes that it will be successful in renegotiating such covenants based upon preliminary discussions with its bank; however, no assurances can be made.

         The Company entered into a new 66-month lease and has moved into a 66,200 square foot facility located within one mile of its prior 104,000 square foot facility effective July 1, 1996. The average annual rent for the new facility is $285,000, compared to $680,000 in fiscal 1995 for the prior facility. The lease extends through December 31, 2000 and the Company has an option to extend the new lease term for an additional three years.

         Under its new lease, the Company agreed to pay the up-front costs of certain leasehold improvements. The leasehold improvements for which the Company assumed responsibility include office construction, plumbing, wiring, and general tenant improvements. The total cost of these improvements was approximately $886,000, which will be depreciated over the life of the lease. The cost of these improvements, fully recorded during the first nine months of the current fiscal year, is the primary reason that gross property and equipment increased to $16,450,000 at November 26, 1995, from $14,824,000 at February 26, 1995.

         The Company believes that the current cash position augmented by operating activities will provide it with sufficient resources to finance its working capital requirements for the remainder of the fiscal year. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional business, the success and timing and amount of investment required to penetrate the vertical markets, and service revenue growth or decline.

         PART II.  OTHER INFORMATION



6.       Exhibits and Reports on Form 8-K.

                 (a)      See Exhibit Index.

                 (b) No Form 8-K was filed during the quarter ended November 26, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ALPHA MICROSYSTEMS
                                                      (Registrant)

Date:  January 09, 1996                            By:/s/  Douglas J. Tullio
                                                      -----------------------
                                                   President and
                                                   Chief Executive Officer

Date:  January 09, 1996                            By:/s/  Michael J. Lowell
                                                      -----------------------
                                                   Vice President and
                                                   Chief Financial Officer

                                10-Q EXHIBITS
                                -------------

10.150 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated November 30, 1995.

10.151           Agreement to Grant Incentive Stock Option (Pursuant to 1993
                 Employee Stock Option Plan) between Registrant and Philip
                 D. Smith dated April 3, 1995 for 40,000 shares of common stock.

10.152           Agreement to Grant Incentive Stock Option (Pursuant to 1993
                 Employee Stock Option Plan) between Registrant and Michael
                 J. Lowell dated April 3, 1995 for 40,000 shares of common stock.

10.153           Agreement to Grant Incentive Stock Option (Pursuant to 1993
                 Employee Stock Option Plan) between Registrant and Randy
                 Parks dated April 3, 1995 for 10,000 shares of common stock.

10.154           Agreement to Grant Incentive Stock Option (Pursuant to 1993
                 Employee Stock Option Plan) between Registrant and Peggy
                 Denson dated April 3, 1995 for 10,000 shares of common stock.

10.155           Agreement to Grant Incentive Stock Option (Pursuant to 1993
                 Employee Stock Option Plan) between Registrant and Douglas J.
                 Tullio dated May 5, 1995 for 15,000 shares of common stock.

10.156           Agreement to Grant Incentive Stock Option (Pursuant to 1993
                 Employee Stock Option Plan) between Registrant and John F.
                 Glade dated May 5, 1995 for 7,500 shares of common stock.

27               Financial Data Schedule.