Form 10-K
period 1996-02-25
ALPHA MICROSYSTEMS
filed 1996-05-03
CIK 352869

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       For the fiscal year ended FEBRUARY 25, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
       For the transition period from                     to
                                      ---------------        ---------------
                         Commission File Number 0-10558

                               ALPHA MICROSYSTEMS
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   95-3108178
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                  2722 SO. FAIRVIEW STREET, SANTA ANA, CA 92704
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (714) 957-8500

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered

        None                                             None


          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

                  UNITS TO PURCHASE COMMON STOCK AND REDEEMABLE
                          COMMON STOCK PURCHASE WARRANT
                                (Title of Class)

                    REDEEMABLE COMMON STOCK PURCHASE WARRANT
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of its common stock on April 26, 1996 on the Nasdaq National Market, a date within 60 days prior to the date of filing, was $26,587,919.

As of April 26, 1996, there were 6,595,453 shares of the registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

                                INTRODUCTORY NOTE

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the ability of the Company to continue to meet its financial obligations and the continued availability of financing, (ii) the market acceptance of the Company's hardware and software products and services, including the recently announced AlphaCONNECT, (iii) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities,
(iv) anticipated competition, and (v) future success of the continued implementation of the Company's transition plan, including its ability to effectively and efficiently manage its resources.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The Company's future success will be highly dependent upon its ability to develop, produce, and market products and services that incorporate new technology, are priced competitively, and achieve significant market acceptance. There can be no assurance that the Company's products and services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product and service introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product and services transitions, the effective management of inventory levels in line with anticipated product demand, the timely manufacturing of products in appropriate quantities to meet anticipated demand, and the Company's ability to manage its expenses in proportion to its revenues. There can be no assurance that such new product and service introductions will occur without adversely affecting the Company's revenues, cash flow, results of operations and financial condition.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1.  BUSINESS

Alpha Microsystems (the "Company" or "Alpha Micro") is a California corporation with its principal offices located at 2722 S. Fairview Street, Santa Ana, CA 92704 (telephone number 714/957-8500). The Company provides information technology products and services targeted at specific market niches both directly and through value-added resellers ("VARS") and distributors. The Company also provides consulting, networking, software support and maintenance services, with approximately 46 locations in North America and the United Kingdom.

This Annual Report on Form 10-K refers to various trademarks of the Company and certain trademarks of other companies.

GENERAL DEVELOPMENT OF THE BUSINESS

The Company was incorporated under California law on March 17, 1977. During the last five years, the Company has completed several acquisitions including acquisitions of product lines and subsidiaries. To expand its service business, the Company has made various acquisitions. In fiscal 1996, the Company acquired the assets and ongoing contract revenue of Instant Data Services and Alpha Technology. While the Company's acquisitions have enabled it to generate additional services revenues, there has been significant attrition in acquired customer bases.

As part of the Company's strategy to enter vertical markets, it acquired, in fiscal 1994, substantially all of the assets and service contracts of CV Systems, which provided veterinary practice administration software. In fiscal 1996, the Company sold CV Systems to Veterinary Centers of America ("VCA"), a major user of the product. The sale resulted from market pressures from veterinary industry consolidation and the Company's belief that it could apply its resources toward areas with greater growth potential.

In 1991, the Company acquired an interest in Sabre, which markets a product sold under the tradename SWORDS to cash-and-carry wholesalers. Subsequently, the Company acquired the remaining interest in Sabre Belfast in fiscal 1995 and acquired the remaining interest in Sabre Dublin in fiscal 1996. SWORDS was released for sale in Ireland in fiscal 1993, and in the United Kingdom in fiscal 1994.

The Company introduced two Windows-based products, PANDA, its food service administration software, in fiscal 1995 and Alpha 2000, its dental practice software, in fiscal 1996. The Company has refocused its marketing strategy for PANDA and is evaluating additional development of Alpha 2000 in an effort to economically enhance its market acceptance. Subsequent to year-end, the Company introduced AlphaCONNECT, an Internet/Intranet software product for data mining, harvesting, formatting, manipulation and delivery, and for the creation of dynamically self-updating Web pages.

The Company currently conducts its European operations directly through Alpha Microsystems Great Britain Limited ("AMGB"). In fiscal 1996, the Company finalized the sale of Alpha Microsystems Belgium, S.A. to a member of its Belgian management. The Company maintains several international distributor and dealer relationships, including its former Belgium subsidiary.

DESCRIPTION OF BUSINESS

Alpha Microsystems, founded in 1977, is a supplier of information technology products and services targeted at specific market niches. The Company has historically had two principal lines of business: (1) the sale of computer and networking hardware and software products, and (2) the service of its own and third party hardware and software products as well as installation, training, and consulting services. In recognition of the intensely competitive nature of the computer hardware industry and the migration towards open system environments and away from proprietary systems such as those primarily sold by the Company, the Company has in the last several years as part of a transition plan focused its efforts on vertical niche markets such as dental practice management, and the expansion of its service business. In fiscal 1996, service revenues accounted for 55.8% of total revenues and product sales accounted for 44.2% of total revenues, as compared to fiscal 1992, when service revenues accounted for 33.3% of total revenues and product sales accounted for 66.7% of total revenues.

The following table sets forth the percentage contribution to total Company revenues of each of these principal lines of business for the periods indicated:

                             Percentage of Revenues
                                 Fiscal Year End

                      February 25,     February 26,     February 27,
                         1996             1995             1994
Product Revenues         44.2%            48.5%            52.3%
Service Revenues         55.8%            51.5%            47.7%

IMPLEMENTATION OF TRANSITION PLAN

During the mid-1990s through fiscal 1996 the Company implemented a transition plan to de-emphasize its hardware business, and focus on its software and services businesses. At the same time, the Company has redeployed certain assets, closed certain facilities, downsized its employment, initiated asset management programs, and adjusted its intangibles to more accurately reflect current market values.

CONSOLIDATION OF EUROPEAN OPERATIONS

The Company closed its Italian operation in fiscal 1994, and transferred customer service responsibilities for Italian customers to its United Kingdom subsidiary. The Company also closed its French subsidiary and disposed of its Belgian subsidiary by selling it to one of the Belgian employees. As a result of these actions, the only remaining material European operations are Alpha Microsystems Great Britain Ltd., with offices in the United Kingdom, and Sabre Business Systems Ltd., with offices in the United Kingdom and Ireland. This strategic consolidation has streamlined the Company's European distribution channels and reduced expenses associated with declining product lines.

EXPENSE REDUCTION--ASSET MANAGEMENT

The Company has taken steps to reduce operating expenses and to institute new asset management techniques. Effective in the second quarter of fiscal 1996, the Company moved its corporate, software development, engineering, and servicing operations, as well as its downsized and largely outsourced hardware manufacturing operation, into a smaller facility in Santa Ana, California, and terminated its previous lease. The new facility is approximately 60% of the size of the previous headquarters, and lease rates are substantially lower. The Company has instituted asset management techniques to maximize available working capital while funding software development; the techniques have included close management of physical inventories and a focus on improving collections. As a result of these efforts the Company's inventories have been reduced from $6,124,000 at the end of fiscal 1992 to $943,000 at the end of fiscal 1996. The Company has also reduced its personnel worldwide from 392 at the end of fiscal 1995 to 321 at the end of fiscal 1996.

EXPENSE REDUCTION--DE-EMPHASIS OF HARDWARE BUSINESS

The Company has de-emphasized its hardware business, and has significantly reduced the expenses associated with this line of business. Steps taken have included a substantial shrinkage in the Company's hardware workforce and sales force, the outsourcing of subassemblies and certain product lines, the reduction of floor space allocated to hardware integration, and a substantial reduction in hardware engineering expense. The Company has also re-organized its hardware business as a division within Alpha Microsystems Services Organization ("AMSO"), resulting in a reduction of personnel expenses associated with hardware products.

INTANGIBLE WRITE-DOWN

The Company has written down the value of certain intangibles on its balance sheet to more accurately reflect the current market value of such intangibles. The latest write-down was taken at the end of fiscal 1996 and aggregated $1,995,000; this write-down was associated with certain vertical software products and goodwill.

EMPHASIS ON SOFTWARE AND SERVICE

The Company has redirected some of its available resources and assets toward the development and sale of software and information technology services. The Company's investment in the development and introduction of new products contributed to its losses and negative cash flow during each of the fiscal years 1995 and 1996.

INTRODUCTION OF NEW PRODUCTS

The Company has introduced numerous new products during fiscal 1996 and the first part of fiscal 1997. These include Alpha 2000 software for dental practice management, PANDA enhancements for the Company's customers in institutional foodservice administration, and the new AlphaCONNECT software, which represents what the Company anticipates is the first product in a family of Internet/Intranet software products.

SERVICES OPERATION

The Company and its subsidiaries maintain service operations which employ approximately 149 service personnel worldwide (approximately 129 in North America and 20 in Europe) to provide service and technical support to the Company's users and certain dealers. The Alpha Microsystems Services Operation ("AMSO") provides multi-vendor hardware and software maintenance and repair services throughout the United States and Canada via a network of 44 field offices linked to a national dispatch and advisory center. The technical support and service operations of the Company's European subsidiary serve the Company's European dealers and users. Through the Alpha Micro Technical Assistance Center, the Company responds to questions from dealers and end-users around the world by electronic and telephone communications channels. The Company intends to expand the service segment of its business through new service contracts, expansion of time and material servicing, and alliances with third-party firms, although no assurances can be given that the Company will be successful in expanding its services operation above current levels.

AMSO's contribution to the Company's operations has increased over the past years. On a worldwide basis, gross profit margins for service operations for fiscal 1996, 1995, and 1994 were 30.4%, 29.8% and 38.2% respectively. The expansion of AMSO has occurred in part through acquisitions. AMSO continues to develop opportunities to service selected products manufactured by third parties in an effort to more fully exploit the Company's service capabilities. AMSO's services also include the design and installation of computer networks. Other professional services offered by AMSO include consulting services related to site preparation work, electrical power and cabling analysis, air conditioning, humidity and static electricity problems, and lightning protection for computer systems.

During fiscal year 1996, AMSO began development of a direct sales and marketing group with a view toward expanding AMSO through this direct sales and marketing group. AMSO's sales efforts are concentrated on securing contracts for service of open systems such as IBM RS6000s and Microsoft and Novell networks. AMSO will also continue to investigate acquisitions, but only on an opportunistic basis.

PRODUCTS

HARDWARE

                  COMPUTER SYSTEMS. The Company supports its customers and VAR distribution channel with its family of business-oriented computer systems. The Company's computers are based primarily on the Motorola 680XX family of microprocessors. In addition, the Company provides an array of video display terminals, backup subsystems, memory boards, disk drives, and other components and accessories.

The Company's primary product line, the AM Series, is based upon the Motorola 680XX family of microprocessors and primarily includes the Eagle family of small business computer systems. The Eagle family was first introduced in 1994 with the latest member being the Super Eagle, which commenced delivery in late fiscal 1996. The AM Series also includes the AM-4000 as well as the recently announced AM-6000 that is anticipated to be available toward the end of fiscal 1997. The AM-6000 is based upon the latest and most powerful member of the Motorola 680XX family, the Motorola 68060. However, the Company can make no assurances at this time as to the future availability of the AM-6000.

The AM Series supports users ranging from four with the Falcon add-in application processor for personal computing to more than 200 with the AM-4000. The Eagle 100 Business Solution, supporting up to 16 users, currently accounts for a substantial portion of AM Series sales.

                 OPERATING SYSTEMS. The primary operating system licensed with the Company's products is AMOS, the Company's proprietary operating system. The Company also incorporates Novell NetWare, SCO UNIX, AT&T UNIX, MS-DOS, and Microsoft Windows, among others, into certain of its products. In addition to operating systems software, the Company markets and distributes a variety of software products for its hardware systems including language compilers, development and conversion tools, networking products, application programs, and utility programs. These currently include AlphaBASIC, AlphaLAN (a networking product for both serial and Ethernet-based networking), AlphaWRITE (a word processor), AlphaCALC (an electronic spreadsheet), MULTI (a multi-tasking windowing product) and others. In addition, the Company has introduced the widely used AcuCOBOL language compiler for its AMOS based systems. Using AlphaTCP/IP and AlphaDDE, the AMOS-based systems capability has been expanded to the realm of client/server technology and other applications.

                  AMOS. The AM Series line is supported by the Company's proprietary operating system, AMOS, which is installed on most of the Company's computers worldwide. AMOS is tailored to provide a combination of high performance and ease of use, while offering the flexibility of a multi-user system. Because the AM Series incorporates AMOS, users can generally expand or upgrade hardware with little or no modifications to existing applications software, as well as draw on an existing library of applications software.

INTERNET/INTRANET SOFTWARE

                  AlphaCONNECT. On April 3, 1996, the Company announced the introduction of AlphaCONNECT, which the Company anticipates is a first product in a family of software products for use in Internet/Intranet applications. AlphaCONNECT is a software product that mines, harvests, and manipulates data from assigned locations on corporate Intranets and local area networks (LANs), as well as from Internet sites using HTTP (Hyper Text Transfer Protocol) and FTP (File Transfer Protocol) standards. AlphaCONNECT then formats and delivers the acquired data from legacy sources to popular Windows-, Windows 95- and Windows NT-compatible horizontal applications including Microsoft Excel, Microsoft Access, Microsoft Word, Quattro Pro, WordPerfect, Borland Paradox, and Web browsers such as Netscape.

Based on user-specified criteria and under the control of a built-in timer, AlphaCONNECT automatically controls the entire harvesting and updating cycle. The software can be set up to establish connections with legacy applications or Web sites, collect the desired data, launch the appropriate Windows application or Web page updating routines, filter the incoming source data, map the output to the specified destination and shut down the application when all processes are completed. When delivering data to Windows applications, AlphaCONNECT can create new documents or spreadsheets, or update existing ones containing user-defined formulas, formats, and attributes.

AlphaCONNECT also facilitates the development and maintenance of dynamically self-updating Web pages.

AlphaCONNECT beta tests were conducted at discrete customer locations, and have also been conducted by visitors to the Company's World Wide Web page, who have been able to download beta versions of AlphaCONNECT since April 3, 1996. These beta tests have resulted in various enhancements to AlphaCONNECT, principally associated with ease of use, connectivity and compatibility with various Web browsers. The Company anticipates that it will release AlphaCONNECT for sale in late May 1996, but no assurances can be given that it will be released for sale at that time (or at all), or that sales of AlphaCONNECT will materialize or will be significant.

The Company is researching and developing additional Internet/Intranet products for announcement in upcoming months. Some of these products are anticipated to broaden the plug-and-play compatibility of the software for additional popular horizontal applications, and to increase its ease of use. Other of these products are anticipated to be plug-ins directed at specific legacy systems. No assurance can be given that any additional products will be successfully developed or sold.

VERTICAL MARKET SOFTWARE

                   ALPHA 2000. Alpha 2000, announced in mid-1995 and released for deliveries in November 1995, is a Windows-based suite of software applications for use in dental practices. Modules include practice management, certain diagnostic interfaces, office utilities, and certain marketing applications. Alpha 2000 is a successor to FOCUS, a dental practice management system developed and installed by the Company's Alpha HealthCare subsidiary during the 1980s. Currently, the Company believes there are approximately 800 installations of FOCUS systems, addressing the needs of approximately 2,800 health care professionals. Alpha 2000 was introduced with the goal of expanding the marketplace addressable by Alpha HealthCare by providing industry-standard and broadly compatible Microsoft Windows-based systems. During fiscal 1996, sale of Alpha 2000 generated only approximately $35,000 in revenues, primarily because the product was introduced late in the fiscal year and because the product required further development to more fully meet the needs of the marketplace. Principally because of its short market history, no assurances can be given that Alpha 2000 sales will develop or increase, or that Alpha 2000 will generate substantial revenues or gross profits.

                  PANDA. PANDA is a software package designed for use in institutional, primarily educational, foodservice administration applications. The Company has approximately 15 district installations of PANDA that serve approximately 95 primary and 38 secondary schools in the state of California. For fiscal 1996, PANDA generated approximately $426,000 in revenues, and its expense, principally associated with software enhancement, on-site consulting with customers, and maintenance, substantially exceeded the gross profits generated. The Company is currently evaluating its plans for PANDA, and expects to continue to sell PANDA in California, to provide support to current installations, and to continue to enhance it on a diminished expense basis.

                   SWORDS. SWORDS, first introduced by Sabre Business Systems in Ireland in 1985, was acquired by the Company in its acquisition of Sabre in 1991. SWORDS is a software application designed for use by wholesalers, distributors, and "cash-and-carry" markets in the United Kingdom and Ireland. SWORDS, which operates in AMOS and open systems environments such as AcuCOBOL, includes point of sale operations for both over-the-counter and check-out lane operations, and supports mobile, remote capture functions from delivery trucks and vans. Through a number of special features including built-in pricing flexibility and extensive on-line history files, SWORDS provides real-time management of gross profit margins, whether during purchase order placement or at the point of sale. SWORDS also provides users with an extensive range of key inventory, purchasing, sales, and management reports. SWORDS currently has approximately 101 installations, and generated revenue of approximately $1,791,000 in fiscal 1996. The Company expects to continue to sell the product in the United Kingdom and Ireland. No assurances can be made that SWORDS sales will grow from current levels.

DISTRIBUTION AND MARKETING

The Company currently markets its hardware products primarily through a network of approximately 221 dealers and distributors, approximately 179 of which are located in North America, Latin America, Australia and the Asia Pacific area and the remainder of which are located in Western Europe.

The terms of most of the agreements between the Company and its dealers provide for a non-exclusive one-year term with one-year renewals, terminable upon 60 days notice. Most dealers pay an annual fee to the Company to receive marketing, administrative, and technical support.

The Company's distribution to its dealers and distributors is supported by approximately 15 sales and marketing personnel located at the Company's headquarters as well as in various metropolitan locations throughout the United States and England. In addition, the Company engages in direct marketing with respect to its vertical niche operations and in its service operations.

During fiscal 1996, 1995, and 1994, approximately 30%, 30%, and 31% of the Company's net sales were made to foreign dealers and users. The Company distributes its products in Great Britain and Western Europe through its subsidiary in Great Britain which, in turn, sells directly and through independent distributors and dealers. From its headquarters in the United States, the Company sells its products directly to distributors and independent dealers in Mexico, Latin America, Australia, the Asia Pacific area, and other international markets.

Historically, the Company's dealer organization has been a strength of the Company's hardware sales program. For a variety of reasons, including the current pressures in the computer industry to move toward open systems hardware, increasing numbers of dealers have migrated away from the Company's traditional hardware products or have added other competing products to their product offerings. In addition, the computer industry market conditions continue to threaten the viability of many computer product distributors and dealers, and the Company's distributors and dealers are not immune to these conditions.

Sales of the Company's hardware are dependent upon several large customers, however none of these customers represent more than 10% of the consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company's results of operations.

INTEGRATION AND SUPPLIES

The Company's manufacturing process consists primarily of assembling, integrating, and testing a wide variety of purchased electronic and electromechanical components and subassemblies. Most components and subassemblies are available from a number of alternative sources and certain suppliers have provided the Company with favorable consignment arrangements. However, a number of components and subassemblies used by the Company are available from a single or limited number of outside suppliers. Some of these components may periodically be in short supply and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these components. The Company currently has more than one available source of supply for most of its required components and subassemblies. As to those for which it does not have more than one qualified source of supply, it believes it could redesign its products so as to replace such single source component with alternate components, if necessary. The Company maintains a supply of such single source components which it believes is sufficient to enable it to continue operations until any replacement supplier could be qualified and any necessary redesign could be completed--with the exception of a line of Motorola microprocessors, on which the Company's designs are dependent. The inability of the Company to obtain the components and subassemblies necessary to enable it to fill its then-existing orders for any reason, including, but not limited to, shortages, product delays or work stoppages experienced by the Company's suppliers, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's backlog is not significant because lead time is typically less than one week from receipt of order to shipment. The Company buys materials pursuant to short-term forecasts and builds inventory to a semi-finished goods state. The finished products are then integrated based upon individual customer orders.

FOREIGN OPERATIONS

The Company's foreign sales to dealers and users comprise a substantial part of the Company's total net sales (30%, 30%, and 31% in fiscal 1996, 1995, and 1994, respectively). In fiscal 1996, approximately 59% of the Company's foreign sales were product sales and 41% were service revenues. Currently, the Company operates its European operations through AMGB and Sabre. See Note 11 to the Company's Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for financial information concerning the Company's foreign operations.

The Company believes that its gross profit margins with respect to foreign sales are not materially different from gross profit margins with respect to domestic sales. A significant portion of international receivables and payables are in currencies other than U.S. dollars, the value of which fluctuates in relation to U.S. currency. Currency fluctuations can have a material adverse affect on the Company's foreign revenue, profitability and cash flow in terms of U.S. dollars. Foreign currency exchange gains included in the determination of income (loss) from operations before taxes and extraordinary item were $76,000, $93,000, and $(216,000) for the 1996, 1995, and 1994 fiscal years, respectively. To minimize the extent to which the Company may be affected by changes in the value of foreign currencies in relations to the U.S. dollar, from time to time the Company hedges some of its foreign currency transactions by short-term forward foreign exchange contracts. The Company's operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets), and other potentially detrimental domestic and foreign governmental policies affecting U.S. companies doing business abroad.

As part of its commitment to providing quality products, AMGB has obtained certification for quality control standards for England, British Standard 5750.

WARRANTY

The Company provides a one-year parts and labor warranty on its AM-4000 system and a one-year parts warranty on all of its other products, other than software. Software licensed by the Company is not warranted by the Company and is licensed "as is." Applications software provided by third parties is covered by the warranties of the third party suppliers. The Company has not had significant warranty problems and believes its warranty reserves are adequate based on the Company's historical experience.

RESEARCH AND DEVELOPMENT

The Company intends to continue investing in research and development, even though such costs may continue to be reduced as a result of the Company's move towards OEM supplied products and systems assembly and integration. Annually, management determines the amount of such investment after considering the Company's profitability levels and technological standing within the industry. Research and development expenses totaled $2,093,000, $2,239,000, and $2,847,000 or 14.5%, 11.9%, and 13.8% of the Company's product revenue, respectively, in fiscal years 1996, 1995, and 1994. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain engineering costs related to software development after technological feasibility has been established and amortizes these costs as the respective products are sold. See Note 1 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Company continues to utilize independent software developers where appropriate and has entered into agreements with such developers to design, enhance, and/or support products to be marketed by the Company. Some agreements provide for an initial amount to be paid as a development fee and a royalty structure based on future revenues received from the developed product. This structure allows the Company to reduce current costs related to development and support of such products, while deferring royalty costs against future revenues. The remainder of the agreements are usually structured such that these independent software developers are compensated on an hourly rate basis.

COMPETITION

The computer industry is characterized by rapid technological changes and product obsolescence and the Company, in particular, faces severe competitive pressures as many competitors have aggressively targeted the broad range of market segments in which the Company's products and services compete. The Company's competition includes a large number of hardware manufacturers, service providers and software developers and re-sellers, many of which have longer operating histories, greater name recognition, larger installed customer bases and databases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees, distribution partners, advertisers and content providers. As a result of their greater resources, they may also be better able than the Company to modify and enhance their products to meet changing market demands.
In addition, due to the declining popularity of proprietary systems in favor of open systems such as Microsoft Windows, there are an ever declining number of distributors, dealers and developers of software and related products for use with the Company's proprietary systems, which continues to have an adverse effect upon the Company's competitive position. There can be no assurance that competition from existing competitors will not substantially increase, that established or new companies will not enter the market in direct competition with the Company or that the Company will be able to compete successfully with such existing or new competitors.

In addition, with respect to the Company's new software product, AlphaCONNECT, the market for Internet services and products is intensely competitive. Since there are no substantial barriers to entry for Internet services and products, the Company expects competition in these markets to persist, intensify and increase in the future. The Company believes that the principal competitive factors in these markets are name recognition, performance, ease of use and functionality. In the future, the Company may encounter competition from on-line service providers, Web site operators, providers of Web browser software (such as Netscape or Microsoft) and other Internet services and products that incorporate data retrieval, collection and conversion features into their offerings, as well as competition from computer operating systems companies such as Microsoft, which in the past has bundled software with its operating systems at little or no additional cost to users. Consequently, if commercially viable, AlphaCONNECT software will likely at some point, be subject to price erosion due to free client software distributed by on-line service providers, Internet access providers, operating system providers and others.

The Company's future success will depend in significant part on its ability to adapt to rapidly changing technologies, keep its products competitively priced, maintain and enhance its market position, adapt its services and products to evolving industry standards, and continually improve the performance, features and reliability of its services and products in response to both evolving demands of the marketplace and competitive service and product offerings. There can be no assurance that the Company will have the resources to respond to this rapidly evolving market.

GOVERNMENTAL REGULATION

The Company's operations are subject to a number of federal, state, and local laws relating to environmental, health, safety and labor matters applicable to business generally. The Company believes its business is operated in substantial compliance with all material applicable government regulations. However, there can be no assurances that future regulations will not require the Company to modify its products, business or operations to meet environmental, health, safety, or labor requirements, or that the Company will be able, for financial or other reasons, to comply with such future requirements. Failure to comply with future governmental regulations could subject the Company to fines or injunctions, which could result in a material adverse effect on the Company's business, results of operations, and financial condition. Although the Company is not aware of any claim involving violation of environmental, health, safety or labor laws or regulations, there can be no assurance that such claim may not arise in the future, which may have a material adverse effect on the Company's business, results of operations, and financial conditions.

The currently marketed versions of the Company's multi-user systems (including the recently announced Super Eagle) have been successfully tested by an independent testing agency for compliance with Federal Communications Commission requirements for electromagnetic interference in commercial environments.

LICENSES, PATENTS AND TRADEMARKS

The Company markets a variety of software programs that it has either developed internally, acquired ownership rights to, or is marketing through license agreements with third party vendors. Internally developed software, as well as software in which all ownership rights, title, and interest have been acquired from any third party vendor, is distributed to dealers and users through a licensing system primarily in object code format. Source code to these software programs is not licensed for distribution and the Company claims such intellectual property protection as may be available for such source code. The Company's proprietary AMOS operating system is marketed and maintained in this manner. Software acquired from third party vendors pursuant to master licenses is distributed to the Company's dealers and users for their use pursuant to a structure of sub-licenses consistent with such master licenses.

The Company licenses the AlphaLAN network software product from U.A. Systems, Inc. pursuant to a nonexclusive, worldwide (except India) license which was renewed for a 3-year term ending December 31, 1998 with successive one year renewals. Either party may terminate such agreement upon giving notice to the other party at least 60 days prior to the end of any one year renewal period. The Company licenses the AcuCOBOL AMOS based compiler from AcuCobol, Incorporated pursuant to a 10 year, exclusive worldwide license commencing October 29, 1992 and terminable by AcuCobol, Incorporated upon default by the Company, including the Company's failure to meet certain minimum royalty requirements. Although no assurances can be given, the Company believes it will be able to renew its material licenses on terms which will be acceptable.

In addition to claiming standard copyright protection, the Company has submitted a provisional patent application to the United States Patent and Trademark Office with respect to certain aspects of its AlphaCONNECT technology. There can be no assurance that any patent will be issued with respect to any aspect of AlphaCONNECT. The provisional application will become abandoned one year after filing unless the Company files a regular patent application referencing the provisional application. The Company may decide not to file a regular patent application or may decide to abandon prosecution prior to issuance of a patent. In addition, there can be no assurance that the provisional patent application will provide priority for a later filed regular patent application. If any patent issues, there can be no assurance that any claims allowed will be sufficiently broad to protect the Company's technology, to deter competitors or to prevent third parties from developing equivalent technology that does not infringe such claims, or that the patent will not otherwise be circumvented. In addition, there can be no assurance that any patents that may be issued will not be challenged, invalidated, or held unenforceable, or that any rights granted thereunder would provide proprietary protection to the Company and its investment in AlphaCONNECT. Failure of any patents to provide protection of the Company's technology may make it easier for the Company's competitors to offer technology equivalent to or superior to the Company's technology.

The Company has federally registered its trademarks "AlphaBASIC," "AlphaPASCAL," "AlphaSERV," "AlphaRJE," "AlphaACCOUNTING," " AlphaCALC," "AlphaWRITE," "AlphaFORTRAN 77," "AlphaCOBOL," "AMOS," "CaseLode," "AlphaLAN," "NODESTAR," "Videotrax," " AMSO," "Alpha2000," "Image.Doc," and the slogan "Right. From The Start." Several of these marks have also been registered in certain foreign countries. The Company claims the trademark "OmniBasic" in certain foreign countries. The Company has also registered the trademark "Alpha Micro" in selected states and various foreign countries. In addition, the Company has pending application for the mark "inSight/am." AlphaCONNECT is a trademark of the Company.

To protect its intellectual property, the Company also relies in part on agreements with strategic employees and consultants which typically include provisions concerning confidentiality and ownership of work product. Despite these precautions, there can be no assurance that such agreements will provide the Company with meaningful remedies in the event of an improper use or disclosure of proprietary information. In addition, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that the Company will be able to resolve such claims or disputes on terms acceptable to the Company.

While patent, copyright and trade secret rights provide certain protection to the Company, the Company believes that its success is less dependent on those ownership rights than on its innovative skills, technical competence, and marketing abilities.

EMPLOYEES

On February 25, 1996, the Company and its subsidiaries employed approximately 321 persons. The Company's ability to attract and retain qualified personnel is a significant factor in its future success. The Company has never experienced a work stoppage and at present no employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

As part of its continuing efforts to reduce expenses, the Company negotiated a new 66-month lease for a 66,200 square foot facility located within one mile of its previous 104,000 square foot facility. The new lease, which began on July 1, 1995, provides significant savings. The average annual rent for the new facility is $285,000, compared to $680,000 for the former facility in fiscal 1995. In addition, the Company negotiated a cash rent reduction in exchange for paying the up-front cost of certain leasehold improvements. These leasehold improvements included office construction, plumbing, wiring, and general tenant improvements. The costs of these improvements was $923,000, which will be depreciated over the life of the lease.

ITEM 3. LEGAL PROCEEDINGS

Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. The Court has temporarily stayed this lawsuit until July 18, 1996 in order to await the outcome of virtually identical litigation instituted by the plaintiffs against AMB in Belgium. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

In December 1995, Phoenix Marketing, Inc. dba Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit. Trial is presently set for November 1996.

The Company is currently involved in certain other claims and litigation. The Company does not consider any of these other claims or litigation to be material. Management has made provisions in the Company's financial statements for the settlement of lawsuits for which unfavorable outcomes are both probable and estimable. In the opinion of management, results of known existing claims and litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is included on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol ALMI.

On November 26, 1993, the Company completed its shareholder rights offering, which entitled shareholders to subscribe on a one-to-one basis for up to 3,095,892 units, (plus 366,999 units sold to cover over-allotments), each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock. A total of 900,891 rights were exercised by shareholders at a subscription price of $1.625. On December 8, 1993, the subsequent public offering was completed for the sale of the remaining 2,195,001 units, as well as the over-allotment exercised by the Underwriters. The net proceeds to the Company totaled approximately $3,894,000 of which $1,200,000 was used to repay borrowings under the Company's line of credit.

The units were traded on the Nasdaq Small Cap System under the symbol "ALMIU." On December 31, 1993, the warrants became detachable from the common stock and are now traded on the Nasdaq National Market under the symbol "ALMIW." The units discontinued trading on January 4, 1994.

The following table sets forth the range of high and low sales prices for the Company's common stock (ALMI) for the fiscal quarters indicated, as quoted on the Nasdaq National Market:

                                             HIGH                 LOW
                                             ----                 ---
Fiscal year ended February 25, 1996
- -----------------------------------
First Quarter                               $1 3/32              $25/32
Second Quarter                               1 7/16               29/32
Third Quarter                                1 7/16               15/16
Fourth Quarter                               1 1/4                 9/16

Fiscal year ended February 26, 1995
- -----------------------------------
First Quarter                                $2 3/4              $1 3/4
Second Quarter                                2 1/4               1 1/2
Third Quarter                                 1 7/8               1 3/16
Fourth Quarter                                1 3/8                 3/4

On April 26, 1996, the high was $4 3/8, the low was $3 31/32, and the approximate number of record holders of the Company's common stock was 514.

The Company has not paid dividends on its common stock, and it anticipates that for the foreseeable future it will not pay dividends. Should the Company desire to pay dividends, any such dividends would be subject to the prior written consent of the Company's lender and to any preferential rights to receive dividend payments contained in any securities subsequently issued by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         FISCAL YEAR ENDED
                               ------------------------------------------------------------------------------
                                  FEB. 25,         FEB. 26,          FEB. 27,      FEB. 28,         FEB. 23,
                                      1996             1995              1994          1993             1992
                               -----------       -----------       ----------   -----------       -----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Product sales                  $    14,466       $    18,823       $   20,582   $    28,261       $   32,881
Service revenues                    18,297            19,962           18,747        16,781           16,439
                               -----------       -----------       ----------   -----------       ----------
Net sales                           32,763            38,785           39,329        45,042           49,320
Cost of sales                       22,967            27,385           23,876        28,440           28,927
                               -----------       -----------       ----------   -----------       ----------
Gross margin                         9,796            11,400           15,453        16,602           20,393

Income (loss) before taxes
    and extraordinary item          (3,555)(3)        (6,247)(2)          223        (3,819)(1)          529
Income (loss) before
    extraordinary item              (3,575)(3)        (6,247)(2)          336        (3,732)(1)          153
Net income (loss)                   (3,575)(3)        (6,247)(2)          336        (3,732)(1)          304
Income (loss) per share:
    Income (loss) before
        extraordinary item     $     (0.54)      $     (0.95)      $     0.08   $     (1.25)      $     0.05
    Extraordinary item                  --                --               --            --             0.05
                               -----------       -----------       ----------   -----------       ----------
    Net income (loss)          $     (0.54)      $     (0.95)      $     0.08   $     (1.25)      $     0.10
                               ===========       ===========       ==========   ===========       ==========
Number of shares used in the
    computation of per share
    amounts                      6,564,882         6,580,470        4,025,090     2,993,878        2,960,582

BALANCE SHEET DATA:

Current assets                 $     7,199       $    10,914       $   15,252   $    15,193       $   18,080
Current liabilities                  6,377             7,726            6,936         8,985            9,158
                               -----------       -----------       ----------   -----------       ----------
Working capital                        822             3,188            8,316         6,208            8,922
Inventories                            943             1,948            2,593         4,102            6,124
Total assets                        13,061            17,902           23,100        20,775           25,278
Long-term obligations                  201               140              154            50              350
Shareholders' equity                 6,483            10,036           16,010        11,740           15,770

(1) Includes a charge of $2,676,000 for the restructuring of the Company's operations including the closure of its operations in France and Italy.

(2) Includes charges of $972,000 for the sale of Alpha Microsystems Belgium, S.A. and for the following write-downs: $783,000 for customer lists, $649,000 for software associated with the Company's hardware business, $507,000 associated with slow moving service spares, $279,000 for severence, $694,000 for slow moving inventory associated with the Company's hardware business, and $304,000 in anticipation of the sale of the imaging and VSO product lines.

(3) Includes charges of $1,995,000 for the write down of intangible assets primarily associated with the Company's Alpha HealthCare subsidiary and PANDA division.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

The following table sets forth operational data as a percentage of net sales for the periods indicated:

                                                       RELATIONSHIP TO NET SALES
                                                 ---------------------------------------
                                                            Fiscal Year Ended
                                                 ---------------------------------------
                                                  Feb. 25,      Feb. 26,       Feb. 27,
                                                   1996           1995           1994
                                                  -------       --------       --------
Net sales:
    Product sales                                   44.2%          48.5%          52.3%
    Service revenues                                55.8           51.5           47.7
                                                   -----          -----          -----
Total net sales                                    100.0%         100.0%         100.0%
Cost of sales                                       70.1           70.6           60.7
                                                   -----          -----          -----
Gross margin                                        29.9%          29.4%          39.3%
Selling, general and administrative expense         36.2           40.1           31.0
Research and development expense                     6.4            5.8            7.2

Interest (income) expense, net                      (0.2)          (0.4)          (0.1)
Other (income) expense                              (1.6)            --            0.6
                                                   -----          -----          -----
Income (loss) before taxes                         (10.9)         (16.1)           0.6


Net income (loss)                                  (10.9)%        (16.1)%          0.8%


GENERAL

The Company, which for its first decade was principally a designer and vendor of computer hardware and related systems software, has transitioned its business to focus on areas that the Company believes offer higher growth potential. During this transition, the Company has found it necessary to make periodic adjustments in response to changing market conditions and limited financial resources. Consequently, during the last few years, the Company has incurred substantial losses and taken significant write-offs against non-performing assets. The Company has also been faced with significant product launch delays, resource constraints, and management changes. The Company anticipates that it will have to continue to be flexible in considering future shifts in strategy as changes occur in the highly competitive and dynamic marketplace in which the Company competes.

As part of its transition strategy, the Company has also continued to focus on reducing expenses in line with decreasing revenues in its traditional hardware business. The Company is currently investing additional resources in its service business as part of its efforts to broaden its service product offerings and enhance its service organization's sales and marketing presence. In fiscal 1996, the Company developed its new AlphaCONNECT software product which is used for data mining, harvesting, formatting, manipulation, and delivery, and for the creation of self-updating Web pages, and which the Company anticipates will be available for sale during fiscal 1997. There can be no assurance as to the degree of customer acceptance or market potential for the AlphaCONNECT product. Also, the Company applied resources towards its vertical software products, PANDA and Alpha 2000, during fiscal 1996. In addition to focusing on new areas of its business, the Company continues in its efforts to efficiently manage its assets and to consolidate its European operations.

During fiscal 1996, sales of both the PANDA and Alpha 2000 product lines did not develop as anticipated. Both product lines contributed significantly to the Company's fiscal 1996 operating loss with only minimal revenues being generated by each of these products. As part of the Company's continuing analysis of the net realizable value of intangible assets of these product lines, the Company wrote off $1,389,000 in capitalized software, $373,000 for PANDA and $1,016,000 for Alpha 2000, during the fourth quarter of fiscal 1996 resulting in net capitalized software of $349,000 for PANDA and $132,000 for Alpha 2000 as of year-end. In addition, the Company evaluated the potential impairment of the remaining goodwill and other intangible assets associated with the Alpha HealthCare acquisition and wrote off $481,000 of goodwill and intangibles. The Company has refocused its marketing strategy for PANDA and is evaluating additional development of Alpha 2000 in an effort to economically enhance its market acceptance.

The Company used $293,000 of cash in operations during fiscal 1996 and the cash balance decreased to $505,000 at February 25, 1996, compared to $3,289,000 at February 26, 1995. This decline was primarily due to investments in leasehold improvements at the Company's new Santa Ana location of approximately $900,000, and in vertical market products and service assets in fiscal 1996. These investments included $470,000 for PANDA, $506,000 for Alpha 2000, and $421,000 for certain service assets.

The Company operates on a 52/53-week fiscal year ending on the last Sunday in the month of February. Fiscal years 1996, 1995, and 1994 ended on February 25, 1996, February 26, 1995, and February 27, 1994, respectively.

The discussion herein is qualified by reference to the Introductory Note set forth in the beginning of this Annual Report on Form 10-K.

Fiscal 1996 compared to Fiscal 1995

Revenues in fiscal 1996 of $32,763,000 decreased $6,022,000, or 15.5 percent, compared to $38,785,000 for fiscal 1995 revenues. The largest portion of this decrease was in product revenues which decreased $4,357,000, or 23.1 percent, to $14,466,000 from $18,823,000 in fiscal 1995. This decrease was attributable in part to actions taken by management during the year, such as the sale of the Company's Pick 64, VSO (veterinary software) and imaging software, along with the loss of sales for related hardware. In addition, product revenue decreased due to the Company selling its Belgian subsidiary to local management during the first quarter of fiscal 1996. These actions accounted for $2,394,000, or 54.9 percent, of the decrease in product revenues during the year. In addition, the Company's traditional hardware business continued to decline by approximately $1,773,000, or 19.3 percent, to $7,400,000. During fiscal 1996, European hardware revenues decreased $1,128,000, or 18.7 percent, to $4,891,000 from $6,019,000 in fiscal 1995.

Service revenues in fiscal 1996 decreased by $1,665,000, or 8.3 percent, to $18,297,000 from $19,962,000 in fiscal 1995. The decrease was primarily associated with the Company's United States operations and was mainly attributable to a reduction in service revenue from prior acquisitions (Alpha Computer Service, Inc. and MGI Group, International, Inc.). In addition, revenues from the traditional proprietary service contracts declined. However, the Company was able to stabilize its service business during fiscal 1996, generating approximately $3,400,000 in domestic revenues during each of the four quarters of the year with no material drop off in business during the last half of the year. This was primarily accomplished by additional investment in service sales and marketing personnel, increased marketing and advertising, and expanding and enhancing its base of support services such as field maintenance, networking, and open and mixed system operating environment support, including AIX and IBM RS6000 support.

The gross margin decrease of $1,604,000 to $9,796,000 in fiscal 1996 compared to $11,400,000 for fiscal 1995 was primarily associated with lower revenues. The gross margin percentage increase of 0.5 percentage points to 29.9 percent in fiscal 1996 compared to 29.4 percent in fiscal 1995 was primarily associated with the Company's write-offs to cost of goods sold of approximately $2,777,000 in the fourth quarter of fiscal 1995, compared to write-offs in the fourth quarter of fiscal 1996 of $1,389,000, in capitalized software associated with the PANDA and Alpha 2000 product lines. The Company has refocused its marketing strategy for PANDA and is evaluating additional development of Alpha 2000 in an effort to economically enhance its market acceptance.

Product gross margins in fiscal 1996 decreased by $1,213,000 to $4,238,000 from $5,451,000 in fiscal 1995 due to the decrease in product sales in fiscal 1996 when compared to fiscal 1995. The gross margin was negatively impacted in fiscal 1995 by the write-offs taken in the fourth quarter, which was primarily responsible for the comparative increase in fiscal 1996. Product gross margin as a percentage of product sales for fiscal 1996 increased by 0.3 percentage points to 29.3 percent compared to 29.0 percent in fiscal 1995 primarily due to lower amount of write-offs taken in fiscal 1996 when compared to fiscal 1995.

Service gross margins in fiscal 1996 decreased by $391,000 to $5,558,000 from $5,949,000 in fiscal 1995. The decrease in gross margin during fiscal 1996 was associated with lower volume and a larger portion of the service revenues being derived from lower margin open system contract revenues. The service gross margin percentage for fiscal 1996 increased by 0.6 percentage points to 30.4 percent compared to 29.8 percent in fiscal 1995. The comparable higher gross margin percentage in fiscal 1996 was primarily associated with write-offs taken in fiscal 1995.

Selling, general and administrative expense in fiscal 1996 decreased by $3,698,000, or 23.8 percent, to $11,855,000 from $15,553,000 in fiscal 1995.
This was primarily due to the Company's continuing cost reduction program, which, in fiscal 1996, included consolidating its European operations, relocating its Santa Ana operations to a lower cost facility, and reducing headcount to 321 at February 25, 1996, from 392 at February 26, 1995. In addition, the Company took a bad debt charge associated with selling its Belgian operations and incurred severance expenses during fiscal 1995 of $237,000

Research and development expense in fiscal 1996 was $146,000 lower than fiscal 1995. The Company continued to develop PANDA and Alpha 2000 as well as its AMOS-based family of products. The Company plans to enhance its AMOS product line by introducing a new version of its operating system and upgrading the hardware product line through the introduction of the Motorola 68060 microprocessor during the coming year.

The Company reported other income in fiscal 1996 of $597,000, which was primarily associated with the sale of the Pick 64 product line during the first quarter and interest income earned during the year.

The Company reported a net loss of $3,575,000, or $0.54 per share, compared to a net loss of $6,247,000, or $0.95 per share, for fiscal 1995. The loss is attributable to the factors described above.

Fiscal 1995 compared to Fiscal 1994

Revenues of $38,785,000 decreased $544,000, or 1.4 percent, compared to fiscal 1994 revenues of $39,329,000. This decline was attributable to a $1,759,000 decrease in product revenues, offset by an increase in service revenues of $1,215,000.

Product revenues of $18,823,000 decreased $1,759,000, or 8.5 percent, compared to $20,582,000 in fiscal 1994. The decrease was due primarily to the continued decline in revenues from AMOS hardware and related software products, offset by an increase of $1,056,000 in revenues from vertical markets. The Company's vertical market initiative included both products and services for FOCUS dental practice, food service, and cash-and-carry distribution administration systems. Total vertical market revenues in fiscal 1995 and fiscal 1994 were $4,810,000 and $3,078,000, respectively. Of these totals, product revenues represented $2,958,000 and $1,902,000, respectively. Vertical market revenues were higher in fiscal 1995, primarily due to full year recognition of the Alpha HealthCare acquisition. In fiscal 1995, domestic product revenues declined $462,000 to $12,804,000, and international product revenues declined $1,297,000 to $6,019,000, from fiscal 1994.

Services revenues of $19,962,000 increased $1,215,000, or 6.5 percent, compared to $18,747,000 in fiscal 1994. The increase was attributable primarily to the acquisition of Alpha Computer Services, Inc., MTS, Inc., and Kathy Parker Training Centers (UK) Limited, which in total represented revenues of $2,192,000. Services revenues from vertical markets were $1,852,000 in fiscal 1995 and $1,176,000 in fiscal 1994. In fiscal 1995, domestic services revenues increased $743,000 to $16,548,000 and international services revenues increased $472,000 to $3,415,000.

Total gross margin decreased to 29.4 percent compared to 39.3 percent for fiscal 1994. Product gross margin decreased to 29.0 percent from 40.3 percent for the same period. This decrease was primarily due to the write-offs incurred during the fourth quarter of 1995, changes in product mix, and price reductions in traditional products. Charges for write-offs in the fourth quarter included $702,000 for various vertical market products, $694,000 for obsolete inventory, and $42,000 for severance costs associated with work force reductions.

Services gross margin in fiscal 1995 decreased to 29.8 percent compared to 38.2 percent in fiscal 1994. This decrease was primarily associated with increased cost of goods sold resulting from the following charges taken during the third and fourth quarters of fiscal 1995: $507,000 to write down service parts; $783,000 for customer lists from earlier acquisitions which did not meet expectations; and $49,000 for severance costs.

Selling, general and administrative (SG&A) expense in fiscal 1995 increased to $15,553,000 from $12,183,000 in fiscal year 1994. Several factors contributed to this increase: $972,000 in bad debt expense associated with selling the Belgium operations; $829,000 due to full year recognition of Alpha HealthCare; and higher SG&A expense due to new and full year recognition of other acquisitions. In addition, bad debt expense increased by $796,000, resulting from a reduction of the reserve required and recorded in fiscal 1994.

Research and development expense in fiscal 1995 was $2,239,000, or 11.9 percent of product revenues, compared to $2,847,000, or 13.8 percent of product revenues, in fiscal 1994. The Company continued development of vertical market products and the AM hardware series, in particular the Eagle family of small business computer systems and the Falcon add-in application processor for personal computers.

The Company reported other income of $145,000 in fiscal 1995 compared to other expense of $200,000 in fiscal 1994. This was primarily due to a foreign currency gain of $93,000 in fiscal 1995 compared to a loss of $216,000 in fiscal 1994.

The Company reported a net loss of $6,247,000, or $0.95 per share, compared to net income of $336,000, or $0.08 per share, for fiscal 1994. The loss was attributable to the factors described above, and a tax benefit recorded in fiscal 1994 associated with the elimination of a deferred tax liability (see
Note 8 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1996, the Company's working capital decreased by $2,366,000 to $822,000 from $3,188,000 at the end of fiscal 1995. This decrease was primarily associated with a decline in cash due to investments in leasehold improvements at the Company's new Santa Ana facility of approximately $900,000, vertical market software (food service administration and dental practice management) of $976,000, and service assets of $421,000.

Cash flow used in operations during fiscal 1996 was $293,000 compared to cash flow from operations of $743,000 in fiscal 1995. The reduction in cash flow from operations was primarily attributable to the net operating loss of the Company, payment of liabilities accrued at the end of fiscal 1995, and increased receivables in the United Kingdom associated with several large orders taken at the end of fiscal 1996.

The Company ended fiscal 1996 with a cash balance of $505,000. The Company currently has two credit facilities, subject to certain covenants, one with a U.S. bank which allows for up to $2,000,000 in credit subject to the limitation discussed below, and the other with a U.K. bank which allows for 250,000 pounds sterling in credit. No amounts were outstanding at February 25, 1996 under the UK facility.

The U.S. credit facility borrowings are restricted to 50% of qualified receivables, which as of February 25, 1996, allowed for maximum borrowings of $1,290,000, of which $500,000 was borrowed at year end. The U.S. facility requires the Company to maintain a tangible net worth greater than $4,700,000, a quick ratio greater than 1.0 to 1 and a debt to tangible net worth ratio of less than 1.25 to 1, and does not permit the Company to incur losses for two quarters resulting in an aggregate loss higher than $250,000. As of February 25, 1996, the Company was in compliance with each of these covenants.

Management believes cash flow from operations, cash balances on hand, and potential borrowings under the Company's available credit lines will be sufficient to meet its liquidity needs for the coming fiscal year. The Company's future capital requirements depend on a variety of factors, including but not limited to spare parts, accounts receivable and inventory levels, the success and timing of the Company's introduction of AlphaCONNECT, market penetration of vertical software products, services growth, and the rate of decline of proprietary hardware and related software revenues. If cash flows from current operations prove to be insufficient to support all product lines, management intends to take action to downsize and/or eliminate, if necessary, certain product lines.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements and Supplementary Data of the Company are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth information concerning the executive officers and directors of the Company as of May 2, 1996.

                   Name                           Age       Position
                   ----                           ---       --------

                   Clarke E. Reynolds             75        Chairman of the Board of Directors


                   Douglas J. Tullio              53        President, Chief Executive Officer and Director


                   Michael J. Lowell              37        Vice President and Chief Financial Officer


                   John F. Glade                  53        Vice President, Engineering and Manufacturing, Secretary and Director


                   Philip D. Smith                46        Vice President, and President of Alpha HealthCare


                   Rockell N. Hankin              49        Director

                   Richard E. Mahmarian           59        Director

Clarke E. Reynolds has served as Chairman of the Board of Directors of the Company since May, 1991 and has been a director of the Company since 1989. Mr. Reynolds served as Chief Executive Officer of the Company from January 1991 to August 1991, as President from November 1990 to May 1991, as Vice Chairman of the Board from October 1990 to May 1991, and as Chief Operating Officer of the Company from November 1990 to May 1991. Mr. Reynolds provided independent consulting services to the Company from 1984 through 1990, was an employee of the Company from November 1990 through May 1993, and presently provides independent consulting services to the Company. Mr. Reynolds was previously employed by NCR Corporation for over 47 years, during which time Mr. Reynolds held a variety of sales and marketing and general management positions including Vice President Pacific Region, Managing Director and Chairman of the Board NCR United Kingdom, Vice President NCR Europe and Vice President Executive Office. Mr. Reynolds serves as a Director of Sparta, Inc., which provides a wide range of scientific, engineering and technical assistance services, primarily for the U.S. military services and the Department of Defense.

Douglas J. Tullio has served as President, Chief Executive Officer and a Director of the Company since 1991. Mr. Tullio also served as Chief Operating Officer from May 1991 to March 1994. Mr. Tullio joined the Company in January 1990 and served as Executive Vice President of the Company and President of the Company's subsidiaries, Rexon Business Machines and AMS Computers. (In April 1990, these subsidiaries were merged into the Company.) From 1984 to 1989, he worked for General Automation, Inc., in the positions of President and member of the Board of Directors, Executive Vice President, Vice President, General Manager and Vice President of Sales and Marketing.

Michael J. Lowell has served as Vice President and Chief Financial Officer of the Company since March 1995. Prior to joining the Company, he was Vice President and Chief Financial Officer for Wahlco Environmental Systems, Inc. (NYSE:WAL). Mr. Lowell held various positions at Wahlco and at its parent, Pacific Diversified Capital Company (PDC), which he joined in 1987. He served as Vice President, Finance and Chief Financial Officer for PDC, and as Chief Financial Officer for two of PDC's subsidiaries, Integrated Information Systems and Phase One Development. Prior to his appointment as Chief Financial Officer at Wahlco, he served as Vice President, Finance and Treasurer.

Before joining PDC and Wahlco, Mr. Lowell served as a Division Controller at Ducommun Electronics Group, Inc.

John F. Glade was appointed a Director in May 1996 and has served as Secretary of the Company since January 1987 and Vice President, Engineering and Manufacturing since May 1988. Mr. Glade joined the Company as Director of Engineering in September 1978, served as Vice President, Engineering from February 1979 until June 1985 and served as Vice President, Advanced Products Development from June 1985 until May 1988. He also served as Secretary of the Company from February 1983 to August 1985 and a Director of the Company from 1979 through 1994.

Philip D. Smith has served as President of Alpha HealthCare, one of the Company's subsidiaries, since December 1995, as Vice President of the Company since March 1995 and as Vice President, Domestic Sales and Marketing from 1993 to 1995. He joined the Company in 1989 after the Company acquired Fujitsu Microelectronics. From 1983 to 1989, he held various sales and marketing positions at Fujitsu, culminating in National Sales Director at Fujitsu Microelectronics in 1988. Prior to joining Fujitsu, Mr. Smith served at Xerox Corporation and Data General in sales and management positions.

Rockell N. Hankin, who has served as a Director of the Company since 1987, is a senior partner of Hankin & Co., which was established in June 1986 and provides consulting services. Mr. Hankin is also a Director of Semtech Corporation (ASE), which manufactures electronic components, a Director of House of Fabrics (in reorganization) (NYSE), a national retail chain which markets sewing supplies and crafts, a Director of Quidel (NMS), which manufactures and distributes rapid diagnostic tests for medical applications and a Director of Sparta, Inc., which provides a wide range of scientific, engineering and technical assistance services, primarily for the U.S. military services and the Department of Defense.

Richard E. Mahmarian, who has served as a Director of the Company since 1995, is Vice Chairman of the Board and Executive Vice President of RJS, Inc., a manufacturer of bar code printers, verification scanners, software, and consumable products. Mr. Mahmarian has been a principal of RJS, Inc. since 1987, when it was purchased in a leveraged buyout. Prior to joining RJS, Inc., he held various management positions for Manx Engineering Corporation, Bell & Howell Company, Northrop Corporation and NCR Corporation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 25, 1996 all such reports required pursuant to Section 16(a) by the Company's officers, directors and greater than ten-percent beneficial owners were timely filed, other than reports required to reflect stock awards granted by the Stock Option Committee under the Company's Stock Award Plan to Mr. Tullio and Mr. Glade in the amount of 15,000 and 7,500 shares respectively, which were inadvertantly not filed.

ITEM 11. EXECUTIVE COMPENSATION

                  The following table sets forth for each of the Company's executive officers earning in excess of $100,000 during the fiscal year ended February 25, 1996, compensation allocated or paid on or before May 1, 1996, for services in all capacities with the Company and its subsidiaries during the fiscal year ended February 25, 1996.

SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                                                        ----------------------
                                                 Annual Compensation                             Awards
                                                 -------------------                             ------
                                                                        Other                            Securities
                                                                        Annual                           Underlying       All Other
Name and                                                                Compen-       Restricted Stock   Options/         Compen-
Principal Position                        Year   Salary($)    Bonus($)  sation ($)    Award(s) ($)(1)    SARs (#)(2)      sation(3)
- ------------------                        ----   ---------   ---------  ----------    ---------------    -----------      ---------
Douglas J. Tullio President and CEO       1996   217,713      28,894      *                  --             15,000            --
                                          1995   206,400      28,359(4)   *               5,859                 --           514
                                          1994   199,125      80,000      *                  --            251,939         2,332

Philip D. Smith                           1996   131,993(5)       --      *                  --             40,000           --
Vice President, Sales and Marketing       1995   114,821          --      *                  --                 --           321
                                          1994   126,037          --      *                  --                 --            --

John F. Glade                             1996   131,211       7,500      *                  --              7,500            --
Vice President, Engineering and           1995   133,262      17,430(4)   *               2,930                 --           365
Manufacturing, and Secretary              1994   119,187      40,000      *                  --             10,000         1,391

Michael J. Lowell                         1996   114,014      16,686      *                  --             40,000            --
Vice President, Chief Financial Officer   1995        --          --      *                  --                 --            --
                                          1994        --          --      *                  --                 --            --

- --------------------------
* Aggregate amount does not exceed 10% of the total of annual salary and bonus reported for the named executive officer.

(1) The number of aggregate restricted unvested stock holdings outstanding as of February 25, 1996 was 11,250 and the aggregate value of such restricted stock was $8,438. Stock awards to Mr. Tullio and Mr. Glade as additional compensation for fiscal 1995 vest 50% on May 5, 1996, with the remaining 50% vesting on May 5, 1997. Although the Company has not paid and does not anticipate paying dividends, any dividends paid would accrue to the benefit of the grantees.

(2) All options were granted under the 1993 Alpha Microsystems Employee Stock Option Plan, excepting options granted to Mr. Glade in fiscal 1994 representing 10,000 shares, which were granted under the Company's Nonqualified Stock Option Plan.

(3) Consists solely of Company contributions to the Employee Profit Sharing and Savings Plan.

(4)       Includes awards of stock in the following amounts: for fiscal 1995:
          Tullio: $5,859, and Glade: $2,930.

(5)       Includes commissions of $3,039 paid to Mr. Smith.

Stock Options Grants

The following table provides information on stock options granted under the 1993 Alpha Microsystems Employee Stock Option Plan to the executive officers named in the Summary Compensation Table.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)
                    -----------------------------------------

                                           Individual Grants                                      Potential Realizable Value
                                                                                                  at Assumed Annual Rates
                                                                                                  of Stock Price
                                                                                                  Appreciation for Option Term
                          ----------------------------------------------------------------------------------------------------
                                       Percent of
                          Number of    Total
                          Securities   Options/
                          Underlying   SARs
                          Options/     Granted to   Exercise        Market
                          SARs         Employees    or              Price on
                          Granted      in Fiscal    Base Price      Date of       Expiration
Name                      (#)          Year         ($/Sh)          Grant         Date           5% ($)      10% ($)
- -----------------         ----------   ----------   ----------      --------      ----------     ------      -------
Douglas J. Tullio         15,000       12%          $ .78125       $ .78125        5/5/00        $3,200      $7,100


Philip D. Smith           40,000       33%          $  1.625       $   1.00        4/3/00            --          --


John F. Glade              7,500        6%          $ .78125       $ .78125        5/5/00        $1,600      $3,550


Michael J. Lowell         40,000       33%          $  1.625       $   1.00        4/3/00            --          --

- ----------------

(1) All options were granted under the 1993 Alpha Microsystems Employee Stock Option Plan. Options granted to Mr. Tullio and Mr. Glade become exercisable as follows: 50% on date of grant, 25% on the first anniversary date of the grant, and 25% on the second anniversary date of the grant. Options granted to Mr. Smith and Mr. Lowell become exercisable as follows: 25% on the first anniversary date, 25% on the second anniversary date, 25% on the third anniversary date, and 25% on the fourth anniversary date. In the event that the employment of optionee shall be terminated, otherwise than by reason of death or permanent disability or misconduct, the option and all rights terminate on the 30th day after termination of employment.

Fiscal Year-End Values of Outstanding Stock Options

The following table provides information with respect to the named executive officers concerning unexercised stock options held as of the end of the Company's 1996 fiscal year.

FISCAL YEAR-END OPTION/VALUES

                                                              Number of Securities
                                                              Underlying Unexercised         Value of Unexercised In-The-
                                                              Options at FY-End (#)          Money Options at FY-End ($)
                                                              ---------------------------    -----------------------------
                                Number of
                                Shares         Value
                                Acquired on    Realized
Name                            Exercise (#)   ($)            Exercisable   Unexercisable    Exercisable     Unexercisable
- -----------------------         ------------   --------       -----------   -------------    -----------     -------------
Douglas J. Tullio                  --             --           246,455        70,484              --              --


Philip D. Smith                    --             --                --        40,000              --              --


John F. Glade                      --             --             8,750         8,750              --              --


Michael J. Lowell                  --             --                --        40,000              --              --

Compensation of Directors

Directors who are employees of the Company do not receive additional compensation for acting as a member of the Board of Directors or any committee thereof. Outside directors receive a monthly retainer of $2,000, and a fee of $1,000 for each Board meeting and committee meeting (excluding telephonic meetings) attended in excess of 12 each year, with all Board and committee meetings held in a single day to be deemed as one meeting. In addition, directors are reimbursed for their reasonable travel expenses incurred for attendance at such meetings. In December 1995, the outside directors elected to defer these director fees, and, subject to shareholder approval and compliance with Section 16b-3 promulgated under the Exchange Act, certain directors agreed to accept directors' fees in stock in lieu of cash.

In June 1993, the Company entered into a Consulting Agreement with Mr. Reynolds whereby Mr. Reynolds agrees to provide consulting services to the Company. Under the agreement, the Company pays to Mr. Reynolds a retainer of $2,000 per month. The agreement may be terminated by either party upon 30 days' written notice.

Employment Agreements and Guaranteed Severance Payments

The Company has entered into employment agreements with Messrs. Tullio and Glade. The agreements establish each employee's base salary and entitle each employee to receive benefits, vacation and sick leave in accordance with the Company's policies. The agreements are not for any specified term as either party may terminate the employment relationship at any time in accordance with the terms of the agreements. The agreements also contain provisions concerning the non-disclosure by the employee of Company proprietary information and the ownership of inventions conceived or made by the employee during the period of employment with the Company. Pursuant to such employment agreements, under certain circumstances, if an officer is terminated, voluntarily or involuntarily, as a result of a "change in control" of the Company during the term of his employment, the officer shall be entitled to monthly severance payments for a period ranging under the individual agreements from 90 days to as much as eighteen (18) months (the "Severance Period") following the effective date of such termination. The term "change in control" means any of the following: (a) merger or consolidation of the Company; (b) sale of all or substantially all of the assets of the Company; (c) sale of more than 50% of the outstanding common stock of the Company by any person or persons; or (d) change of identity of at least a majority of the Board of

Directors within a twelve-month period. The severance payments are based upon the average total compensation paid to such officer during the previous fiscal year (excluding any non-cash compensation). The severance payments shall be reduced by any compensation, fees or remuneration received by such officer during the Severance Period. The Company is also obligated to continue to provide medical and dental benefits to the officer during the Severance Period. Additionally, any rights the officer may have in connection with Company's stock options and stock awards and the Company's profit sharing plan shall continue uninterrupted during the Severance Period, to the extent permitted by applicable tax law, other laws and the Company plans. The severance payments to the executive officers are required, under certain circumstances, to be placed in a trust to ensure payment.

In addition to the foregoing, Mr. Tullio is entitled to receive severance payments and a continuation of employee benefits following termination if termination is for any reason other than for causes arising out of breach of Company policy or illegal acts. Such severance payments and benefits are for up to six (6) months for Mr. Tullio.

The Company has also entered into an agreement with Michael J. Lowell, its Vice President and Chief Financial Officer, pursuant to which Mr. Lowell is entitled to receive six months termination pay at his base rate of pay in effect at the time of termination if his employment is terminated by the Company for any reason other than misconduct, fraud, or other unlawful acts.

Indemnification Agreements

The Company has entered into indemnification agreements with its directors and certain key officers which provide such individuals with contractual indemnification rights similar in scope to the applicable sections of the Company's Bylaws. Such indemnification agreements apply retroactively as well as prospectively to any actions taken by the indemnified parties while serving as officers or directors of the Company. Such indemnification agreements also provide that the Company shall indemnify such persons to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the indemnification agreement, the Company's Articles of Incorporation, the Company's Bylaws or by statute.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee for fiscal 1996 was composed of Messrs. Hankin, Hathaway (a former director), Mahmarian, and Reynolds. Mr. Reynolds is Chairman of the Board and has served the Company in the past in numerous executive positions, including Chief Executive Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains certain information as of May 1, 1996 as to each director, each individual included in the Summary Compensation Table, all officers and directors as a group, and each person who, to the knowledge of the Company, was the beneficial owner of 5% or more of the outstanding shares of Common Stock. Persons named in the following table have sole voting and investment powers with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable, and other information contained in the footnotes to the table. Information with respect to beneficial ownership is based on the Company's Common Stock records and data supplied to the Company by its shareholders.

        Name or Identity                Number of Shares Beneficially      Percent of
        of Group                        Owned (1)                            Class
        ---------------------           -----------------------------      -----------
        Brinson Partners, Inc.          937,000(2)                             13.5

        John F. Glade                   203,950(3)                              3.1

        Rockell N. Hankin                16,000(4)                              *

        Richard E. Mahmarian              -    (4)                              *

        Clarke E. Reynolds               39,500(4)                              *

        Douglas J. Tullio               314,205                                 4.6

        Philip D. Smith                  18,000                                 *

        Michael J. Lowell                10,000                                 *

        All directors and officers
        as a group (7 persons)          601,655                                8.7

- --------------------------

* Does not exceed 1% of the outstanding shares of Common Stock of the Company.

(1) Includes shares issuable upon exercise of options and warrants which are presently exercisable or will become exercisable on or before July 1, 1996. Options and warrants representing the right to acquire a total of 346,955 shares are presently exercisable or will become exercisable on or before July 1, 1996, by all officers and directors, as a group. Also includes shares escrowed under the Company's Stock Incentive Award Plan.

(2) Based upon information provided to the Company by such shareholder in a Schedule 13D dated February 9, 1996, on behalf of itself and Brinson Trust Company, Brinson Holdings, Inc., SBC Holding (USA), and Swiss Bank Corporation. The shares beneficially owned include 598,000 actually owned and 339,000 which could be acquired through exercise of warrants. The business address of Brinson Partners, Inc., Brinson Holdings, Inc. and Brinson Trust Company is 209 South LaSalle, Chicago, Illinois 60604-1295. The business address of SBC Holding
          (USA), Inc. is 222 Broadway, new York, New York 10038. The business address of Swiss Bank Corporation is Aeschenplatz 6 CH-4002, Basel, Switzerland.

(3) Includes 27,500 shares owned directly by Mr. Glade individually and 160,200 shares held in a revocable trust of which Mr. Glade and his wife, Alana L. Glade, are sole trustees. Mr. and Mrs. Glade, acting jointly, have the power to vote and dispose of such shares.

(4) Does not include shares issuable in lieu of directors fees, subject to shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)     The following financial statements are referenced in Part II Item
               8 and submitted herewith:

                                                                        Page Number
                                                                        -----------
               Report of Independent Auditors                               F-1

               Consolidated Balance Sheets at February 25, 1996             F-2
               and February 26, 1995

               Consolidated Statements of Operations for the years          F-3
               ended February 25, 1996, February 26, 1995, and
               February 27, 1994

               Consolidated Statements of                                   F-4
               Shareholders' Equity for the years
               ended February 25, 1996, February 26,
               1995, and February 27, 1994

               Consolidated Statements of Cash Flows                        F-5
               for the years ended February 25,
               1996, February 26, 1995, and February
               27, 1994

               Notes to Consolidated Financial Statements                   F-6

       (2)     The following financial statement schedule for the fiscal years
               1994, 1995, and 1996 is submitted herewith:

               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

       (3) The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b)     No reports on Form 8-K were filed during the fourth quarter of fiscal
        1996.

     (c) 1.  The Index of Exhibits is as follows:

         2.  Exhibits:

2.1 Agreement of Purchase and Sale by and between Registrant and Alpha Computer Services, Inc., dated February 24, 1994 (incorporated herein by reference to Exhibit 2.9 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 1994)

2.2 Agreement to transfer shares by and between Registrant and Alpha Microsystems Great Britain, Mr. Patrick Bolle, and Alpha Microsystems Belgium dated February 28, 1995 (incorporated herein by reference to Exhibit 2.10 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1995 (the "1995 10-K")

3.1 Amended Articles of Incorporation of Registrant dated as of September 28, 1984 (incorporated herein by reference to Exhibit 4.0 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 26, 1984)

3.2 Amended and Restated Bylaws, as amended, of Registrant (incorporated herein by reference Exhibit 3.2 to the Annual Report on Form 10-K of Registrant for the Year Ended February 28, 1988)

3.3 Amendment to Article III, Section 2 of the Amended and Restated Bylaws of Registrant dated August 18, 1989 (incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 27, 1989)

3.4 Amendment to Article II of the Amended and Restated Bylaws of Registrant dated August 21, 1991 (incorporated herein by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 25, 1991)

3.5 Amendment and Restatement to Article IV of the Articles of Incorporation of Registrant dated June 24, 1992 (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 31, 1992)

4.1 Warrant to purchase 50,000 shares of Common Stock dated July 10, 1995, issued to Silicon Valley Bank (incorporated herein by reference to Exhibit 10.140 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1995 (the "May 1995 10-Q")

4.2 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to
          Exhibit 10.141 to the May 1995 10-Q)

4.3 Antidilution Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit
          10.142 to the May 1995 10-Q)

4.4 Warrant to purchase 10,000 shares of Common Stock dated as of December 1, 1993, issued to John Westergaard

4.5 Warrant to purchase 170,000 shares of Common Stock dated as of December 17, 1993 issued to Dominick & Dominick, Inc.

4.6 Warrant to purchase 60,000 shares of Common Stock dated as of December 17, 1993 issued to John F. Doss

4.7 Warrant to purchase 60,000 shares of Common Stock dated as of December 17, 1993 issued to John R. Doss

4.8 Warrant to purchase 10,000 shares of Common Stock dated as of December 17, 1993 issued to Jonathan T. McKeage

4.9 Underwriters' Warrant to purchase 85,137 units dated April 30, 1996 issued to Barclay Investments, Inc.

4.10 Underwriters' Warrant to purchase 4,000 units dated April 30, 1996 issued to Robert G. Palmeiro

4.11 Underwriters' Warrant to purchase 14,379 units dated April 30, 1996 issued to G. L. Cabot Henderson

4.12 Underwriters' Warrant to purchase 10,000 units dated April 30, 1996 issued to Edward R. Henderson

4.13 Underwriters' Warrant to purchase 56,758 units dated April 30, 1996 issued to James F. Twaddell

4.14 Form of First Amendment to Underwriters' Warrant entered into between the Registrant and each of Barclay Investments, Inc., Princeton Securities Corporation, Robert G. Palmeiro, G. L. Cabot Henderson, Edward R. Henderson and James F. Twaddell

4.15 Form of warrant certificate of Registrant (incorporated herein by reference to Exhibit 4.3 to Amendment No. 4 to Registration Statement on Form S-2, Registration No. 33-66424, of Registrant ("Amendment No. 4 to Form S-2") filed with the Securities and Exchange Commission on November 1, 1993)

4.16 Form of Warrant Agreement with Mellon Securities Trust Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-2, Registration No. 33-66424, of Registrant ("Amendment No. 1 to Form S-2") filed with the Securities and Exchange Commission on September 30, 1993)

4.17 Form of Underwriters' Warrant (incorporated herein by reference to Exhibit 4.2 to Amendment No. 4 to Form S-2)

*10.1 Registrant's Second Amended and Restated Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 of Registrant (Registration No. 2-76012) (the "Amended S-8") filed on May 12, 1983)

*10.2 Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 of the Form S-2 Registration Statement filed with the Securities and Exchange Commission on September 30, 1993)

*10.3 Form of Amended and Restated Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.51 to the Amendment No. 2 of the Form S-2 Registration Statement filed with the Securities Exchange Commission on October 15, 1993)

*10.4 Third Amended and Restated Incentive Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

*10.5 Stock Incentive Award Plan of Registrant (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

*10.6 Non-Qualified Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

*10.7 Form of Incentive Option Agreement for use in connection with Third Amended and Restated Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.7 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 2-9252) filed on August 23, 1984)

*10.8 Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.8 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 29252) filed on August 23, 1984)

*10.9 Form of Stock Incentive Award and Escrow Agreement for use in connection with the Stock Incentive Award Plan (incorporated herein by reference to Exhibit 4.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 2-9252) filed on August 23, 1984)

*10.10 Revised Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

*10.11 Form of Contingent Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)


*10.12 Alpha Microsystems Profit Sharing Trust Agreement between Alpha Microsystems and Bank of America N.T. & S.A. as Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23,
          1986)


*10.13 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)


*10.14 Acceptance of Trust by Trustee dated September 30, 1986 pursuant to Registrant's Profit Sharing Plan (incorporated herein by reference to
          Exhibit 10.29 to the Annual Report on Form 10-K of Registrant for the Year Ended February 22, 1987)


*10.15 First Amendment dated March 1, 1987 to the Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Registrant for the Year Ended February 22,
          1987)


*10.16 Revised Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Registrant for the Year Ended February 22, 1987)


*10.17 Indemnification Agreement dated October 23, 1987 by and between Alpha Microsystems and John F. Glade (incorporated herein by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 22, 1987)


*10.18 Indemnification Agreement dated October 23, 1987 by and between Alpha Microsystems and Rockell N. Hankin (incorporated herein by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 22, 1987)


*10.19 Indemnification Agreement dated October 23, 1987 by and between Alpha Microsystems and Harry L. Hathaway (incorporated herein by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 22, 1987)


*10.20 Second Amendment to Alpha Microsystems Profit Sharing Plan dated January 22, 1988 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Registrant for the Year Ended February 28, 1988)


*10.21 Alpha Microsystems Profit Sharing Plan Amendments Under IRS Notice 88-131 dated May 24, 1989 (incorporated herein by reference to Exhibit

          10.38 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1989)

*10.22 Alpha Microsystems Profit Sharing Plan Amendment dated December 15, 1989 (incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 26, 1989)


*10.23 Employment Agreement by and between the Registrant and Douglas J. Tullio dated January 8, 1990 (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 26, 1989)


*10.24 Indemnification Agreement by and between the Registrant and Douglas J. Tullio dated January 8, 1990 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 26, 1989)


*10.25 Non-Qualified Stock Option Agreement by and between the Registrant and Douglas J. Tullio dated January 8, 1990 (incorporated herein by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 26, 1989)


*10.26 Addendum to Employment Agreement by and between the Registrant and Douglas J. Tullio dated May 21, 1990 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Registrant for the Year Ended February 25, 1990)


*10.27 Revised Form of Non-Qualified Stock Option Agreement for use in connection with Registrant's Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 26,
          1990)


*10.28 Indemnification Agreement by and between Registrant and Clarke E. Reynolds dated June 16, 1989 (incorporated herein by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1992)


*10.29 Stock Incentive Award and Escrow Agreement by and between Registrant and John F. Glade for 9,000 shares of the Company's common stock dated August 11, 1992 (incorporated herein by reference to Exhibit 10.81 to the Quarterly Report on Form 10-Q of Registrant for the Year Ended August 30, 1992)


*10.30 Stock Incentive Award and Escrow Agreement by and between Registrant and Clarke E. Reynolds for 9,000 shares of the Company's common stock dated August 11, 1992 (incorporated herein by reference to Exhibit
          10.80 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 30, 1992)


*10.31 Stock Incentive Award and Escrow Agreement by and between Registrant and Douglas J. Tullio for 14,000 shares of the Company's common stock dated August 11, 1992 (incorporated herein by reference to Exhibit 10.79 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 30, 1992)

*10.32 Non-Qualified Stock Option Agreement by and between Registrant and Douglas J. Tullio for 40,000 shares of the Company's common stock dated August 21, 1992 (incorporated herein by reference to Exhibit
          10.76 to the Quarterly Report on Form 10-Q of Registrant for the Year Ended August 30, 1992)


*10.33 Non-Qualified Stock Option Agreement by and between the Registrant and Clarke E. Reynolds for 10,000 shares of the Company's Common Stock dated April 20, 1993 (incorporated herein by reference to Exhibit
          10.73 to Amendment No. 1 to Form S-2)

*10.34 Non-Qualified Stock Option Agreement by and between the Registrant and Douglas J. Tullio for 60,000 shares of the Company's Common Stock dated April 20, 1993 (incorporated herein by reference to Exhibit
          10.74 to Amendment No. 1 to Form S-2)

*10.35 Non-Qualified Stock Option Agreement by and between the Registrant and John Glade for 10,000 shares of the Company's Common Stock dated April 20, 1993 (incorporated herein by reference to Exhibit 10.75 to Amendment No. 1 to Form S-2)

*10.36 Form of Stock Option Agreement by and between the Registrant and Douglas J. Tullio dated August 31, 1993 (incorporated herein by reference to Exhibit 10.85 to Amendment No. 1 to Form S-2)


*10.37 Consulting Agreement by and between the Registrant and Clarke E. Reynolds dated June 1, 1993 (incorporated herein by reference to Exhibit 10.87 to Amendment No. 1 to Form S-2)

*10.38 Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.109 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 1994)

10.39 Alpha Microsystems 1993 Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.110 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 1994)

10.40 Non-Qualified Stock Option Agreement by and between Registrant and Clarke E. Reynolds dated May 31, 1994 (incorporated herein by reference to Exhibit 10.109 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

*10.41 Non-Qualified Stock Option Agreement by and between Registrant and Rockell N. Hankin dated May 31, 1994 (incorporated herein by reference to Exhibit 10.111 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

*10.42 Non-Qualified Stock Option Agreement by and between Registrant and Harry L. Hathaway dated May 31, 1994 (incorporated herein by reference to Exhibit 10.112 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

10.43 Industrial Lease between Fairview Investors Ltd. and Registrant dated October 28, 1994 (incorporated herein by reference to Exhibit 10.113 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

*10.44 Separation Agreement and Agreement to provide consulting services by and between Registrant and John D. Murray dated December 22, 1994 (incorporated herein by reference to Exhibit 10.114 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

10.45 Letter to John Murray from Sumitomo Bank dated January 5, 1995 amending the Loan Agreement (incorporated herein by reference to Exhibit 10.115 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

*10.46 First Amended and Restated Non-Qualified Stock Option Plan of Registrant dated August 18, 1989 (incorporated herein by reference to Exhibit 19.14 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 27, 1989)

*10.47 First Amendment to Stock Incentive Award Plan of Registrant dated August 15, 1990 (incorporated herein by reference to Exhibit 19.16 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 26, 1990)

*10.48 First Amendment to Employment Agreement by and between Registrant and John F. Glade dated May 3, 1991 (incorporated herein by reference to
          Exhibit 19.8 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1992)

*10.49 First Amendment to Employment Agreement by and between Registrant and Douglas J. Tullio dated May 3, 1991 (incorporated herein by reference to Exhibit 19.10 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1992)

*10.50 Second Amendment and Restatement to the Non-Qualified Stock Option Plan of Alpha Microsystems dated June 24, 1992 (incorporated herein by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q for the Quarter Ended May 31, 1992)

*10.51 Second Amendment and Restatement of the Alpha Microsystems Profit Sharing Plan dated July 1, 1992 (incorporated herein by reference to
          Exhibit 10.72 to the Quarterly Report on Form 10-Q for the Quarter Ended May 31, 1992)

10.52 Memorandum to Lease by and between Registrant and Fairview Investors, Ltd. dated January 24, 1995 (incorporated herein by reference to Exhibit 10.136 to the 1995 10-K)

*10.53 Separation Agreement and General Release by and between Registrant and Gerald Knight dated March 10, 1995 (incorporated herein by reference to Exhibit 10.137 to the 1995 10-K)

10.54 Letter to Mike Lowell from Silicon Valley Bank dated May 3, 1995 re: new credit line (incorporated herein by reference to Exhibit 10.138 to the 1995 10-K)

10.55 Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to
          Exhibit 10.139 to the May 1995 10-Q)

10.56 Collateral Assignment, Patent Mortgage and Security Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit 10.143 to the May 1995 10-Q)

10.57 Security Agreement by and between Alpha HealthCare, Inc., and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to
          Exhibit 10.144 to the May 1995 10-Q)

10.58 Continuing Guaranty by and between Alpha HealthCare, Inc., and Silicone Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit 10.145 to the May 1995 10-Q)

*10.59 Agreement to Grant Nonqualified Stock Option by and between Registrant and Clarke E. Reynolds dated July 14, 1995 (incorporated herein by reference to Exhibit 10.146 to the Quarterly Report on Form 10-Q for the Quarter Ended August 27, 1995 (the "August 1995 10-Q")

*10.60 Agreement to Grant Nonqualified Stock Option by and between Registrant and Rockell N. Hankin dated July 14, 1995 (incorporated herein by reference to Exhibit 10.147 to the August 1995 10-Q)

*10.61 Agreement to Grant Nonqualified Stock Option by and between Registrant and Harry L. Hathaway dated July 14, 1995 (incorporated herein by reference to Exhibit 10.148 to the August 1995 10-Q)

*10.62 Agreement to Grant Nonqualified Stock Option by and between Registrant and Richard E. Mahmarian dated July 14, 1995 (incorporated herein by reference to Exhibit 10.149 to the August 1995 10-Q)

10.63 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated November 30, 1995 (incorporated herein by reference to Exhibit 10.150 to the Quarterly Report on Form 10-Q for the Quarter Ended November 26, 1995 (the "November 1995 10-Q")

*10.64 Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee Stock Option Plan) between Registrant and Philip D. Smith dated April 3, 1995 for 40,000 shares of common stock (incorporated herein by reference to Exhibit 10.151 to the November 1995 10-Q)

*10.65 Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee Stock Option Plan) between Registrant and Michael J. Lowell dated April 3, 1995 for 40,000 shares of common stock (incorporated herein by reference to Exhibit 10.152 to the November 1995 10-Q)

*10.66 Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee Stock Option Plan) between Registrant and Randy Parks dated April 3, 1995 for 10,000 shares of common stock (incorporated herein by reference to Exhibit 10.153 to the November 1995 10-Q)

*10.67 Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee Stock Option Plan) between Registrant and Peggy Denson dated April 3, 1995 for 10,000 shares of common stock (incorporated herein by reference to Exhibit 10.154 to the November 1995 10-Q)

*10.68 Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee Stock Option Plan) between Registrant and Douglas J. Tullio dated May 5, 1995 for 15,000 shares of common stock (incorporated herein by reference to Exhibit 10.155 to the November 1995 10-Q)

*10.69 Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee Stock Option Plan) between Registrant and John F. Glade dated May 5, 1995 for 7,500 shares of common stock (incorporated herein by reference to Exhibit 10.156 to the November 1995 10-Q)

10.70 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated February 7, 1996

10.71 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated March 7, 1996

10.72 Engagement Letter between Registrant and Sutro & Co. Incorporated dated May 2, 1996

21        Subsidiaries

23        Consent of Independent Auditors

24        Power of Attorney (included on signature pages of this Annual Report)

27        Financial Data Schedule

(*Denotes Management Contract or Compensation Plan)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Alpha Microsystems

We have audited the accompanying consolidated balance sheets of Alpha Microsystems as of February 25, 1996 and February 26, 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 25, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Microsystems at February 25, 1996 and February 26, 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 25, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               Ernst & Young LLP


Orange County, California
April 29, 1996

                               ALPHA MICROSYSTEMS
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               February 25,     February 26,
                                                                 1996             1995
                                                               ------------     -----------
ASSETS
Current assets:
       Cash and cash equivalents                               $    505         $  3,289
       Accounts receivable, net of allowance for
           doubtful accounts of $927 and $1,004 at
           February 1996 and 1995, respectively                   5,241            4,844
       Inventories                                                  943            1,948
       Subsidiary held for sale                                      --              269
       Note receivable                                              159               --
       Prepaid expenses and other current assets                    351              564
                                                               --------         --------
             Total current assets                                 7,199           10,914
Property and equipment, at cost                                  16,710           14,824
       Less accumulated depreciation
          and amortization                                       12,435           11,220
                                                               --------         --------
             Net property and equipment                           4,275            3,604
Service contracts, net                                              793            1,039
Software costs, net                                                 535            1,302
Goodwill, net                                                       170              864
Other assets, net                                                    89              179
                                                               --------         --------
                                                               $ 13,061         $ 17,902
                                                               ========         ========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Bank borrowings                                         $    500         $     --
       Accounts payable                                           1,694            1,863
       Deferred revenue                                           2,678            2,775
       Other accrued liabilities                                    837            1,857
       Accrued salaries and wages                                   476              836
       Current portion of long-term debt                            192              395
                                                               --------         --------
             Total current liabilities                            6,377            7,726
Long-term debt                                                      201              140
Commitments and contingencies
Shareholders' equity:
       Preferred stock, no par value; 5,000,000
           shares authorized; none issued                            --               --
       Common stock, no par value; 20,000,000
           shares authorized; 6,595,453 and
           6,572,953 shares issued and outstanding
           at February 25, 1996 and February 26,
           1995, respectively                                    21,242           21,224
       Accumulated deficit                                      (14,694)         (11,119)
       Unamortized restricted stock plan expense                    (18)             (19)
       Foreign currency translation adjustment                      (47)             (50)
                                                               --------         --------
             Total shareholders' equity                           6,483           10,036
                                                               --------         --------
                                                               $ 13,061         $ 17,902
                                                               ========         ========

See accompanying notes.

                               ALPHA MICROSYSTEMS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)

                                                              Year Ended
                                              -------------------------------------------
                                              February 25,   February 26,    February 27,
                                                  1996           1995           1994
                                              ------------   ------------    ------------
Net sales:
  Product                                     $    14,466    $    18,823    $    20,582
  Service                                          18,297         19,962         18,747
                                              -----------    -----------    -----------
    Total net sales                                32,763         38,785         39,329
                                              -----------    -----------    -----------

 Cost of sales:
  Product                                          10,228         13,372         12,288
  Service                                          12,739         14,013         11,588
                                              -----------    -----------    -----------
    Total cost of sales                            22,967         27,385         23,876
                                              -----------    -----------    -----------

 Gross Margin                                       9,796         11,400         15,453

  Selling, general and
    administrative expense                         11,855         15,553         12,183
  Research and development
    expense                                         2,093          2,239          2,847
                                              -----------    -----------    -----------
    Total operating expenses                       13,948         17,792         15,030
                                              -----------    -----------    -----------
  Income (loss) from operations                    (4,152)        (6,392)           423
  Interest income                                     (93)          (150)          (125)
  Interest expense                                     38             17             88
  Other (income) expense, net                        (466)            81             21
  Foreign exchange (gain) loss                        (76)           (93)           216
                                              -----------    -----------    -----------
    Total other (income) expenses                    (597)          (145)           200
                                              -----------    -----------    -----------
Income (loss) before taxes                         (3,555)        (6,247)           223
(Benefit) provision for income taxes                   20             --           (113)
                                              -----------    -----------    -----------
Net income (loss)                             $    (3,575)   $    (6,247)   $       336
                                              ===========    ===========    ===========
Net income (loss) per share                   $     (0.54)   $     (0.95)   $      0.08
                                              ===========    ===========    ===========
Number of shares used in the
    computation of per share amounts            6,564,882      6,580,470      4,025,090
                                              ===========    ===========    ===========

See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended February 25, 1996
                        (In thousands, except share data)

                                                                                  Unamortized  Foreign
                                                   Common Stock                   Restricted   Currency
                                               -------------------   Accumulated  Stock Plan   Translation
                                                 Shares     Amount   Deficit      Expenses     Adjustment       Total
                                               ---------   -------   -----------  ----------   -----------     -------
Balance at February 28, 1993                   3,085,579    $17,878   $ (5,208)      $(85)       $(240)        $11,740
    Net income                                        --         --        336         --           --             336
    Issuance of stock and redeemable
        warrants net of offering costs
        of $1,717                              3,462,891      3,894         --         --           --           3,894
    Foreign currency translation                      --         --         --         --          (30)            (30)
    Exercise of stock options
        ($1.00 to $2.00 per share)                10,738         19         --         --           --              19
    Amortization                                      --         --         --         51           --              51
                                               ---------    -------   --------       ----        -----         -------
Balance at February 27, 1994                   6,559,208     21,186     (4,872)       (34)        (270)         16,010
    Net loss                                          --         --     (6,247)        --           --          (6,247)
    Foreign currency translation                      --         --         --         --          220             220
    Exercise of stock options
       ($1.00 to $2.00 per share)                 13,745         38         --         --           --              38
    Amortization                                      --         --         --         15           --              15
                                               ---------    -------   --------       ----        -----         -------
Balance at February 26, 1995                   6,572,953     21,224    (11,119)       (19)         (50)         10,036
    Net loss                                          --         --     (3,575)        --           --          (3,575)
    Foreign currency translation                      --         --         --         --            3               3

    Restricted stock award                        22,500         18         --        (18)          --              --
    Amortization                                      --         --         --         19           --              19
                                               ---------    -------   --------       ----        -----         -------
Balance at February 25, 1996                   6,595,453    $21,242   $(14,694)      $(18)       $ (47)        $ 6,483
                                               =========    =======   ========       ====        =====         =======

See accompanying notes.

                                            ALPHA MICROSYSTEMS
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (In thousands)

                                                                                  Year Ended
                                                               ------------------------------------------------
                                                                February 25,       February 26,    February 27,
                                                                   1996               1995            1994
                                                                ------------      --------------   -----------
Cash flow from operating activities:
   Net income (loss)                                              $(3,575)         $(6,247)         $   336
   Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
        Loss from sale of subsidiary                                   --              972               --
        Non-current asset write-down                                1,995            1,431               --
        Depreciation and amortization                               2,325            3,388            2,271
        Gain on sale of fixed assets                                 (282)              --               --
        Provision for losses on accounts receivable                   (21)             467             (329)
        Inventory provision                                           196              694              (96)
        Restricted stock plan expense amortization                     19               15               51
        Forgiveness of vacation                                        --               --               40
        Other changes in operating assets and liabilities:
            Accounts receivable                                      (376)            (132)             547
            Inventories                                               811             (109)           1,727
            Prepaid expenses and current assets                       412             (494)             183
            Accounts payable and other accrued liabilities         (1,256)             847           (1,325)
            Accrued salaries and wages                               (359)              79             (191)
            Deferred revenue                                         (133)            (142)            (351)
            Other, net                                                (49)             (26)               8
                                                                  -------          -------          -------
            Net cash provided by (used in) operating activities      (293)             743            2,871
                                                                  -------          -------          -------
Cash flow from investing activities:
   Proceeds from sale of fixed assets                                 440               --               --
   Acquisition of business                                           (149)             (84)            (271)
   Acquisition of service assets                                      (94)            (511)            (631)
   Purchases of spares and equipment                               (1,730)            (984)          (1,509)
   Capitalization of software costs                                  (976)            (977)            (410)
   Sale of subsidiary                                                  --             (357)              --
   Purchase of intangibles                                             --               --             (149)
   Other, net                                                          --              (30)               9
                                                                  -------          -------          -------
      Net cash used in investing activities                        (2,509)          (2,943)          (2,961)
                                                                  -------          -------          -------
Cash flows from financing activities:
    Proceeds from line of credit                                      500               --              400
    Issuance of common stock                                           --               38            3,913
    Debt repayments                                                  (463)            (915)          (1,688)
                                                                  -------          -------          -------
      Net cash provided by (used in) financing activities              37             (877)           2,625
                                                                  -------          -------          -------
Effect of exchange rate changes on cash                               (19)             115                3
                                                                  -------          -------          -------
Increase (decrease) in cash and cash equivalents                   (2,784)          (2,962)           2,538
Cash and cash equivalents at beginning of period                    3,289            6,251            3,713
                                                                  -------          -------          -------
Cash and cash equivalents at end of period                        $   505          $ 3,289          $ 6,251
                                                                  =======          =======          =======
Supplemental information:
Cash paid for:
    Interest expense                                              $    38          $    21          $    91
    Income tax payments (refunds), net                            $   (64)         $  (139)         $   (74)

See accompanying notes.

                               ALPHA MICROSYSTEMS


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 25, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Alpha Microsystems and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 1996 presentation.

THE BUSINESS

Alpha Microsystems, founded in 1977, is a supplier of information technology products and services targeted at specific market niches. The Company has historically had two principal lines of business: (1) the integration and sale of computer systems for sale through VARs along with software-based systems for vertical market niche markets, such as dental practice management; and (2) the provision of information technology services such as maintenance, software support, training, consulting, and network installation and monitoring. The Company has recently commenced a new line of business: the development and sale of broad horizontal software products, such as the recently introduced AlphaCONNECT Internet/Intranet software for data mining, harvesting, formatting, manipulation, and delivery, and for the creation of dynamically self-updating Web pages.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FISCAL YEAR

The Company operates on a 52/53-week fiscal year ending on the last Sunday in the month of February. Fiscal years 1996, 1995, and 1994 ended on February 25, 1996, February 26, 1995, and February 27, 1994, respectively.

OPERATIONS

During fiscal 1996, the Company continued to monitor market and business conditions of its various products in light of limited financial resources and consideration of its long-term business strategy. In the fourth quarter, the Company altered its marketing and development plans for approaching the food service administration and dental practice management marketplaces. As part of this reassessment, the Company determined that net capitalized software and other intangible assets associated with its products addressing these marketplaces were impaired and wrote off $1,995,000 of such assets during the fourth quarter of fiscal 1996.

The net loss from operations in fiscal 1996 was $3,575,000, or $0.54 per share, on revenues of $32,763,000. This compares to a net loss in fiscal 1995 of $6,247,000, or $0.95 per share, on revenues of $38,785,000.

Cash flow used in operations during fiscal 1996 was $293,000 compared to cash flow from operations in fiscal 1995 of $743,000. During fiscal 1996, the cash balance decline of $2,784,000 was primarily associated with expenditures pertaining to the relocation of the Company's Santa Ana facility, the development of vertical market software products, and the acquisition of service assets. The Company ended the year with a cash balance of $505,000.

Management believes cash flow from operations, cash balances on hand and potential borrowings under the Company's credit lines will be sufficient to meet the liquidity needs for the coming fiscal year. The Company has a $2,000,000 line of credit, subject to certain conditions, for its domestic operation(see note 5). In addition, the Company's United Kingdom subsidiary has a 250,000 pounds sterling line of credit, subject to certain conditions. If cash flows from current operations prove to be insufficient to support all product lines, management intends to take action to downsize and/or eliminate, if necessary, certain product lines.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

The straight-line method of depreciation is used for the following classes of assets for financial statement purposes and is based on the following estimated useful lives:

                                                   Years
                                                   -----
                  Machinery and equipment          3 to 5
                  Leasehold improvements           1 to 6
                  Service parts                    5

Major classes of property and equipment were as follows:

                                          Feb. 25,            Feb. 26,
(In thousands)                              1996                1995
- -----------------------------------------------------------------------
Machinery and equipment                    $ 7,577             $ 6,904
Leasehold improvements                       1,364                 492
Service parts                                7,769               7,428
                                           -------             -------
                                           $16,710             $14,824
                                           -------             -------

Depreciation expense was $1,729,000, $1,933,000, and $1,078,000 for fiscal years 1996, 1995 and 1994, respectively.

INTANGIBLE ASSETS

Intangible assets include acquired service contracts, capitalized computer software costs and goodwill. The book value of goodwill and service contracts are associated with the acquisition of companies or assets. Software cost is the accumulation of capitalized software development costs or the assigned value of software associated with an acquisition.

The straight-line amortization period for intangible assets is dependent on their expected economic life. The amortization period for the major classes of intangible assets is as follows:

                              Years
                              -----
Service contracts                 5
Capitalized software         3 to 5
Goodwill                    5 to 10

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets over the asset's life are less than the carrying value. The Company has adopted SFAS 121 and as a result wrote off $481,000 in goodwill and service contracts related to Alpha HealthCare, during the fourth quarter of fiscal 1996.

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain engineering costs related to software development after technological feasibility has been established and amortizes these costs as the respective products are sold. However, in no event is the amortization less than that which would be achieved by amortizing such costs on a five-year straight-line basis from the date of product release. Capitalized software costs, net of accumulated amortization of $3,256,000 and $1,319,000, were $535,000 and $1,302,000 at
February 25, 1996 and February 26, 1995, respectively. Total amortization expense charged to cost of product sales for the fiscal years 1996, 1995 and 1994 was approximately $186,000, $689,000 and $372,000, respectively.

In addition, management routinely evaluates events or conditions that might diminish the carrying value of intangible assets pursuant to SFAS No. 86. During the fourth quarter of fiscal 1996, management reforecast revenues and cash flow for each capitalized software asset's anticipated service life and as a result of this analysis, the Company wrote down accumulated capitalized software development costs of $373,000 for its PANDA product line and $1,016,000 for its Alpha HealthCare product line to their respective revised net realizable value.

WARRANTIES

The Company accrues estimated costs of product warranties as revenues from sales are recognized, or if some event necessitates a change in the level of reserves for potential warranties. Products are typically warranted for twelve months.

DEFERRED REVENUE

Deferred revenue is revenue billed in advance for service contracts and is recognized ratably over the contract period or as the services are performed.

REVENUE RECOGNITION

The Company recognizes revenue on its hardware and software sales on delivery, and recognizes revenue on its service sales and post contract customer support on a straight-line basis over the contract period. When significant obligations remain after a software product has been delivered, revenue is not recognized until obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized. Revenue is recognized only when collection of the resulting receivable is probable.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to developing new products and designing significant improvements to existing products.

INCOME TAXES

Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes, such amounts measured by tax laws and the expected future tax consequences of net operating loss carryforwards.

PER SHARE DATA

Earnings (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the period. The weighted average shares outstanding for fiscal 1996 and 1995 are calculated solely on the basis of weighted average number of common shares outstanding. The number of weighted average shares outstanding for fiscal 1994 was calculated based upon the weighted average number of common shares outstanding and dilutive stock options and warrants, reduced by the number of common shares assumed to have been repurchased with the proceeds from the exercise of such instruments.

TRANSLATION OF FOREIGN CURRENCIES

The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at year-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation in a separate component of shareholders' equity.

2.      INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories, net of reserves for excess and obsolete inventories of $1,726,000 and $1,723,000 at February 25, 1996 and February 26, 1995, respectively, comprise the following:

                                                   Feb. 25,  Feb. 26,
(In thousands)                                       1996     1995
                                                    ------   ------

Raw materials                                       $  116   $  581
Work in process                                         --      180
Finished goods                                         827    1,187
                                                    ------   ------
                                                    $  943   $1,948
                                                    ======   ======


3.      ACQUISITIONS AND DISPOSALS

In December, 1995, the Company acquired the remaining shares of Sabre Business Systems, Dublin, Ireland for approximately $149,000, bringing the Company's ownership to 100%.

On September 15, 1995, the Company acquired the ongoing service contracts and certain related assets of Instant Data Systems Incorporated ("IDS") for a purchase price of $300,000, plus a potential bonus payment of $50,000. The purchase price will be paid over eighteen months, and the ultimate price and cash paid may be adjusted downward based upon the contract revenue purchased. On June 1, 1995, the Company acquired the assets of Alpha Technology for $161,000. The purchase price will be paid over 18 months and the ultimate price may be adjusted based upon the contract revenue purchased.

On April 3, 1995, the Company sold its subsidiary, Alpha Microsystems Belgium, S.A., to a member of its Belgium local management resulting in a loss of $972,000 which was provided for as of February 26, 1995. The sale agreement allows the Company to maintain its distribution channel in Belgium and to avoid any potential future losses from this subsidiary; net losses from this subsidiary in 1995 and 1994 were $206,000 and $167,000, respectively.

In fiscal 1995 and 1994, the Company acquired certain assets of various service companies, including service contracts, service parts and accounts receivable. The cost of these acquisitions was $1,918,000 and $776,000, in fiscal 1995 and 1994, respectively, of which the non-cash portion was $1,407,000 and $208,000, in fiscal 1995 and 1994, respectively. In fiscal 1995, the most significant acquisition was that of the service contracts and related assets of Alpha Computer Services, Inc. ("ACS"), completed in March 1994. ACS was purchased for $1,520,000, of which $238,000 was paid in cash, $1,156,000 in notes payable over a period of twenty-two months, and the Company assumed $126,000 in liabilities. In May 1994, the Company acquired certain assets and ongoing service contracts from MTS, Inc.("MTSI") for a purchase price of approximately $195,000.

In addition, in March 1994, the Company acquired the remaining shares of Sabre Business Systems, Belfast, Ireland, for approximately $84,000, bringing the Company's ownership to 100%. In May 1994, Alpha Microsystems Great Britain (UK) Limited acquired certain assets and liabilities of Kathy Parker Training Centers, U.K., for approximately $137,000.

All acquisitions have been accounted for as purchases and the acquired operations have been included in the consolidated statements of operations from the dates of acquisition.

4.      EMPLOYEE BENEFIT PLAN

The Company has a defined contribution profit sharing plan covering substantially all of its full-time employees. Contributions to the plan are at the sole discretion of the Company's Board of Directors and cannot exceed the maximum allowable deduction for federal income tax purposes. There were no discretionary Company contributions for fiscal 1996, 1995 and 1994.

During the year ended February 24, 1991, the Company implemented a program whereby the voluntary contributions of the employees are matched at a rate of 50% of employee contributions up to a total of 5.0% of the employee's salary. During the first quarter of fiscal 1994, the employer match portion of the employee contribution was reduced from 50% to 20% up to a total of 5.0% of an employee's salary. During fiscal 1996 and 1995, the employer matched 60% of the employee contribution for participants with an annual income of less than $29,999. Matching contributions were $32,000, $42,000 and $99,000 for fiscal 1996, 1995 and 1994, respectively.

5.      DEBT

The Company and its wholly-owned subsidiary, Alpha HealthCare, have a line of credit, subject to certain conditions, for borrowing up to a maximum limit of $2,000,000, with letters of credit in the aggregate not to exceed $500,000. The line of credit, which expires on July 9, 1996, is secured by substantially all of the Company's United States based assets and its availability is subject to borrowings not exceeding fifty percent (50%) of qualified accounts receivable. The maximum potential borrowings at February 25, 1996, were $1,290,000 of which $500,000 was borrowed. The credit line agreement contains certain covenants including: tangible net worth being $4,700,000 or higher, and the Company maintaining a quick asset ratio of 1.00 to 1 and a debt to tangible net worth ratio of greater than 1.25 to 1. In addition, the Company can not incur an after tax loss in two fiscal quarters where the aggregate loss of the two quarters exceeds $250,000. Borrowings under this line of credit bear interest of prime plus two and one half percent (2.5%), which was 10.75% at February 25, 1996. In addition, the Company issued the bank 50,000 warrants to purchase an equal number of shares at a price of $1.21875 per share (see Note 7).

On January 24, 1996 the Company's United Kingdom subsidiary received a 250,000 pounds sterling Credit Facility from a bank, subject to certain conditions including the United Kingdom subsidiary maintaining minimum levels of tangible net worth and other financial covenants. The borrowings under this facility will bear interest at 2.25% per annum over the bank's base rate.

6.      FOREIGN CURRENCY GAINS (LOSSES)

Foreign currency exchange gains (losses) included in the determination of income
(loss) from operations before taxes and extraordinary item were $76,000, $93,000 and $(216,000) for fiscal 1996, 1995 and 1994, respectively. The Company had no forward exchange contracts outstanding at February 25, 1996.

7.      COMMON STOCK

On November 26, 1993, the Company completed its shareholder rights offering, which entitled shareholders to subscribe on a one-for-one basis for up to 3,095,892 units (plus 366,999 units sold to the Underwriters to cover over-allotments), each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock. A total of 900,891 rights were exercised by shareholders at a subscription price of $1.625. On December 8, 1993, the subsequent public offering was completed for the sale of the remaining 2,195,001 units as well as the over-allotment exercised by the Underwriters. The net proceeds to the Company totaled approximately $3,894,000 of which $1,200,000 was used to repay borrowings under the Company's line of credit.

On July 10, 1995, in exchange for a new line of credit and 40,000 warrants previously issued, the Company issued 50,000 new warrants with an exercise price of $1.21875 to its bank. In fiscal 1994, the Company agreed to sell to its financial advisor a redeemable warrant to purchase 300,000 shares of common stock exercisable at $2.50 per share and to issue a redeemable warrant to purchase 10,000 shares of common stock exercisable at $2.50 per share to a financial group in exchange for services.

Under the terms of the Company's Stock Incentive Award Plan, the Stock Option Committee of the Board of Directors is authorized to award up to 150,000 restricted shares of common stock. These shares are issued subject to certain transfer restrictions, including the passage of time, ranging from one to ten years. The Committee may, at the time an award is made, prescribe additional conditions for the lapse of restrictions. The Company has granted 131,050 restricted shares of common stock to certain employees, without cost. The shares are subject to forfeiture under certain circumstances, and 25% of such shares will vest each year, beginning on the date of grant. As of February 25, 1996, 119,800 of these restricted shares had vested. Unearned compensation was recognized for the market value of the restricted shares on the date of grant and is amortized ratably over the vesting period. The unamortized unearned compensation value is recorded as a reduction of shareholders' equity in the accompanying consolidated balance sheet.


8.      INCOME TAXES

The provision (benefit) for income taxes consists of the following:

             (In thousands)

                                     1996              1995            1994
                                   ---------         ---------         -----
           Federal:
             Current               $    --            $    --          $  --
             Deferred                   --                 --            (87)
           Foreign:
             Current                    20                 --            (26)
             Deferred                   --                 --             --
                                   =======            =======          =====
                                   $    20            $    --          $(113)
                                   =======            =======          =====

A reconciliation of income tax expense (benefit) to the statutory U.S. federal income tax rate follows:

                                         1996            1995            1994
                                        ------          ------          ------
Statutory U.S. federal
  income tax rate (benefit)              (34.0)%         (34.0)%          34.0%
Changes in taxes resulting from:
  Foreign losses & excess rates            1.4             6.0              --
  Net operating losses utilized             --              --           (37.0)
  Reduction of excess tax                   --              --           (50.7)
  Domestic losses with no
       tax benefit                        28.0            28.0              --
  Other items, net                         5.3              --             3.0
                                        ------          ------          ------
Effective tax rate                         0.7%             --%          (50.7)%
                                        ======          ======          ======

United States and foreign income (loss) before taxes based on income are as follows:

(In thousands)

                    1996       1995     1994
                 -------    -------    -----
Domestic         $(3,714)   $(4,912)   $ 242
Foreign              159     (1,335)     (19)
                 -------    -------    -----
                 $(3,555)   $(6,247)   $ 223
                 =======    =======    =====

Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes, such amounts measured by tax laws and the expected future tax consequences of net operating loss carryforwards. Temporary differences and net operating loss carryforwards which give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

(In thousands)                               1996       1995
                                          -------    -------
Deferred tax assets:
  Net operating loss carryforwards        $ 6,520    $ 5,463
  Accrued tax credits                         899        885
  Accruals not currently deductible for
    tax purposes                              353        645
  Depreciation                                 --         77
  Translation adjustment                       67         70
  Other                                         3          3
  Valuation allowance                      (7,365)    (7,106)
                                          -------    -------
    Total deferred tax asset                  447         37
                                          -------    -------

Deferred tax liabilities:

  Depreciation                               (338)        --
  Capitalized software                       (139)       (37)
                                          -------    -------
    Total deferred tax liability              447        (37)
                                          -------    -------

Net deferred tax asset                    $    --    $    --
                                          =======    =======


The Company has federal net operating loss carryforwards totaling approximately $17,500,000 at February 25, 1996, which begin expiring in 2006. If there is a greater than 50% change in the Company's ownership during any three-year period, the utilization of the net operating loss and general business credit carryforward can be limited. During the last three-year period the Company has experienced an approximate 41% change in ownership.

9.      COMMITMENTS AND CONTINGENCIES

As part of the Company's continuing efforts to reduce expenses, it entered into a 66-month lease for a 66,200 square foot facility located within one mile of its former 104,000 square foot facility. The new lease began on July 1, 1995 and expires on December 31, 2000. The average annual rent for the new facility is $285,000 compared to $680,000 in fiscal 1995 for the old facility.

The leasehold improvements for which the Company is responsible include office construction, plumbing, wiring and general tenant improvements. The cost of the leasehold improvements for its new Santa Ana facility was $923,000, which is being depreciated over the life of the lease.

The Company leases its manufacturing and office facilities and certain equipment under operating leases which expire on various dates through 2013. Rent expense during fiscal years 1996, 1995, and 1994 was $1,966,000, $2,255,000, and
$2,202,000, respectively. The Company's annual minimum lease commitment under non-cancelable operating leases are as follows:

                         (In thousands)
                                 1997                   $ 1,443
                                 1998                       845
                                 1999                       604
                                 2000                       574
                                 2001                       483
                                 2002 and thereafter      2,508
                                                        --------
                                                        $ 6,457
                                                        ========

In the normal course of business, the Company provides credit to its customers who are principally distributors of its products and original equipment manufacturers who incorporate the Company's products into equipment which they resell to end users. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. As of February 25, 1996, the Company had no significant concentrations of credit risk other than two European customers which each had accounts receivable balances over $300,000. Both of these customers have placed and paid for large orders in the past.

The Company's current involvement with litigation is as follows:

Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. The Court has temporarily stayed this lawsuit until July 18, 1996 in order to await the outcome of virtually identical litigation instituted by the plaintiffs against AMB in Belgium. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

In December 1995, Phoenix Marketing, Inc. dba Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit. Trial is presently set for November 1996.

The Company is currently involved in certain other claims and litigation. The Company does not consider any of these other claims or litigation to be material. Management has made provisions in the Company's financial statements for the settlement of lawsuits for which unfavorable outcomes are both probable and estimable. In the opinion of management, results of known existing claims and litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

10.     STOCK OPTIONS

During fiscal 1985, the Company adopted a Non-Qualified Stock Option Plan ("Non-Qualified Plan"). The Non-Qualified Plan provides for the granting of options at prices which must be at least 50% of the fair market value of the shares at either date of grant, date of employment, or date an employment agreement became binding. The Non-Qualified Plan was amended in fiscal 1990 to extend the plan indefinitely. In the event of termination, non-qualified stock options outstanding will continue to be in effect until expiring under each individual option agreement.

In May 1992, the Non-Qualified Plan was amended to increase the shares authorized for grant under the Plan from 235,000 shares to 465,000 shares.

In August 1993, the Board of Directors adopted the Company's 1993 Employee Stock Option Plan, which was approved at the 1994 annual meeting of shareholders, that enables the Board of Directors to award up to 550,000 shares of common stock to employees of the Company.

In April 1994, the Board of Directors adopted the Company's 1993 Director Stock Plan, which was approved at the 1994 annual meeting of shareholders, that provides to non-employee Directors automatic grants of non-statutory stock options at exercise prices at fair market value of common stock on the date of grant, up to an aggregate of 100,000 shares of common stock.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123). The Company will be required to adopt SFAS No. 123 in Fiscal 1997. As provided by the provisions of SFAS No. 123, the Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and to adopt the "disclosure only" alternative described in SFAS No. 123.

The following table contains a summary of transactions related to Incentive and Non-Qualified Stock Options for the year ended February 25, 1996:

                               Non-Qualified Stock Options          Incentive Stock Options
                               ------------------------------       -------------------------

                                   Shares     Price per share       Shares       Price per share
                                  --------    ---------------       ------       ---------------
Outstanding at
  February 26, 1995                307,653        $1-5               328,702           $1.875
Granted                             22,500        $1-2               100,000            1.625
Expired/canceled                  (110,568)       $1-2              (136,763)           1.875
Exercised                               --          --                    --               --
                                  --------                          --------
Outstanding at
  February 25, 1996                219,585                           291,939
                                  ========                          ========

Exercisable at
  February 26, 1995                231,653        $1-5                82,176           $1.875
  February 25, 1996                189,335        $1-5                95,970            1.875

Available for grant:
  February 26, 1995                 61,410                           221,298
  February 25, 1996                149,478                           258,061

11.  INDUSTRY SEGMENT INFORMATION

The Company operates in two business segments: the manufacture and sale of computer systems, software and related products, and the servicing of computer systems and related products.

Operations by business segment are as follows:

(In thousands)                                    PRODUCT    SERVICE  CORPORATE CONSOLIDATED
1996
Net sales                                        $ 14,466    $18,297  $    --    $ 32,763
Operating income (loss)                            (4,785)     2,849   (2,016)     (4,152)
Identifiable assets                                 7,431      4,651      979      13,061
Depreciation and
  amortization expense                                773      1,230      322       2,325
Capital expenditures                                  427        496      901       1,824

1995
Net sales                                        $ 18,823    $19,962  $    --    $ 38,785
Operating income (loss)                            (7,349)     2,690   (1,773)     (6,392)
Identifiable assets                                 8,134      5,020    4,748      17,902
Depreciation and
  amortization expense                              1,322      1,880      186       3,388
Capital expenditures                                  578        845       72       1,495

1994
Net sales                                        $ 20,582    $18,747  $    --    $ 39,329
Operating income (loss)                            (2,739)     4,314   (1,152)        423
Identifiable assets                                11,004      5,267    6,829      23,100
Depreciation and
  amortization expense                                990      1,173      108       2,271
Capital expenditures                                  655      1,413       72       2,140

Identifiable assets by industry segment include both assets directly identified with operations and an allocated share of jointly used assets. Corporate assets consist primarily of cash and other assets. Depreciation and amortization expense exclude intangible asset write-downs. Capital expenditures include purchases of equipment and acquisitions of service assets. The effect of capitalizing software costs is included in the product sales segment. Intersegment transfers are recorded at cost.

The Company operates in the United States and through foreign subsidiaries in Europe. Total consolidated foreign sales (including export sales of $906,000, $1,596,000 and $1,523,000 in fiscal 1996, 1995 and 1994, respectively) were
$9,776,000, $11,639,000 and $12,324,000 for fiscal 1996, 1995 and 1994, respectively.

OPERATIONS BY GEOGRAPHIC AREA

(In thousands)                             UNITED      CANADA      EUROPE &   ADJUSTMENTS &  CONSOLIDATED
                                           STATES                 AUSTRALIA   ELIMINATIONS
1996
Sales to unaffiliated customers           $ 23,893      $621      $  8,249       $    --       $ 32,763
Transfers between
  geographic areas                           1,147        --            --        (1,147)            --
                                          --------      ----      --------       -------       --------
    Net sales                             $ 25,040      $621      $  8,249       $(1,147)      $ 32,763
                                          ========      ====      ========       =======       ========

Net income (loss)                         $ (3,723)     $221      $    (83)      $     9       $ (3,576)
Identifiable assets                       $ 15,351      $160      $  5,070       $(7,520)      $ 13,061

1995

Sales to unaffiliated customers           $ 28,743      $609      $  9,433       $    --       $ 38,785
Transfers between

  geographic areas                           1,518        --            --        (1,518)            --
                                          --------      ----      --------       -------       --------
    Net sales                             $ 30,261      $609      $  9,433       $(1,518)      $ 38,785
                                          ========      ====      ========       =======       ========

Net income (loss)                         $ (5,005)     $166      $ (1,397)      $   (11)      $ (6,247)
Identifiable assets                       $ 19,827      $277      $  5,947       $(8,149)      $ 17,902

1994

Sales to unaffiliated customers           $ 28,527      $543      $ 10,259       $    --       $ 39,329
Transfers between
  geographic areas                           1,613        --            --        (1,613)            --
                                          --------      ----      --------       -------       --------
    Net sales                             $ 30,140      $543      $ 10,259       $(1,613)      $ 39,329
                                          ========      ====      ========       =======       ========

Net income (loss)                         $   (116)     $132      $     12       $   308       $    336
Identifiable assets                       $ 23,335      $285      $  8,232       $(8,752)      $ 23,100

No single customer or other foreign geographic area accounted for as much as 10% of the Company's sales.

                               ALPHA MICROSYSTEMS

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                       (In thousands)

                                     Balance at    Additions
                                     Beginning     Charged to                  Balance at
                                      of Year      Expense      Deductions     End of Year
                                      --------     ----------   ----------     -----------
Allowance for
  doubtful receivables:
    February 25, 1996                  $1,004        $ (21)        $   56        $  927
    February 26, 1995                   1,728          467          1,191         1,004
    February 27, 1994                   2,573         (329)           516         1,728

Reserve for inventories:
    February 25, 1996                  $1,723        $ 196         $  193        $1,726
    February 26, 1995                   1,430          694            401         1,723
    February 27, 1994                   2,509          (96)           983         1,430

                                   SIGNATURES

Pursuant to the requirements of Section 13 pr 159d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALPHA MICROSYSTEMS

Date:  May 3, 1996                     By: /s/ DOUGLAS J. TULLIO
                                          ---------------------------
                                       Douglas J. Tullio
                                       President, Chief
                                       Executive Officer


                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Clarke E. Reynolds, Douglas J. Tullio and John F. Glade, and each and any of them, as attorneys-in-fact and agents with full powers of substitution to sign on his behalf, individually and in the capacity stated below, and to file any amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 3, 1996                      By: /s/ CLARKE E. REYNOLDS
                                           --------------------------------
                                        Clarke E. Reynolds
                                        Chairman of the Board


Date:  May 3, 1996                      By: /s/ DOUGLAS J. TULLIO
                                           --------------------------------
                                        Douglas J. Tullio
                                        President, Chief Executive Officer,
                                        Director

Date:  May 3, 1996                      By: /s/ JOHN F. GLADE
                                           --------------------------------
                                        John F. Glade
                                        Vice President, Engineering and
                                        Manufacturing, Secretary and Director


Date:  May 3, 1996                      By: /s/ MICHAEL J. LOWELL
                                           --------------------------------
                                        Michael J. Lowell
                                        Vice President
                                        Chief Financial Officer


Date:  May 3, 1996                      By: /s/ ROCKELL N. HANKIN
                                           --------------------------------
                                        Rockell N. Hankin
                                        Director

Date:  May 3, 1996                      By: /s/ RICHARD E. MAHMARIAN
                                            --------------------------------
                                            Richard E. Mahmarian
                                            Director

                                EXHIBIT INDEX


                                                                                Sequentially
Exhibit                                                                           Numbered
Number                            Description                                       Pages
- -------                           -----------                                   ------------
2.1       Agreement of Purchase and Sale by and between Registrant and Alpha
          Computer Services, Inc., dated February 24, 1994 (incorporated herein by reference to Exhibit 2.9 to the Quarterly Report on Form 10-Q for
          the quarter ended May 29, 1994)

2.2       Agreement to transfer shares by and between Registrant and Alpha
          Microsystems Great Britain, Mr. Patrick Bolle, and Alpha Microsystems
          Belgium dated February 28, 1995 (incorporated herein by reference to Exhibit 2.10 to the Annual Report on Form 10-K of Registrant for the
          Year Ended February 26, 1995 (the "1995 10-K")

3.1       Amended Articles of Incorporation of Registrant dated as of September
          28, 1984 (incorporated herein by reference to Exhibit 4.0 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended
          August 26, 1984)

3.2 Amended and Restated Bylaws, as amended, of Registrant (incorporated herein by reference Exhibit 3.2 to the Annual Report on Form 10-K of Registrant for the Year Ended February 28, 1988)

3.3 Amendment to Article III, Section 2 of the Amended and Restated Bylaws of Registrant dated August 18, 1989 (incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 27, 1989)

3.4       Amendment to Article II of the Amended and Restated Bylaws of
          Registrant dated August 21, 1991 (incorporated herein by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q of Registrant for the
          Quarter Ended August 25, 1991)

3.5       Amendment and Restatement to Article IV of the Articles of
          Incorporation of Registrant dated June 24, 1992 (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 31, 1992)

4.1 Warrant to purchase 50,000 shares of Common Stock dated July 10, 1995, issued to Silicon Valley Bank (incorporated herein by reference to Exhibit 10.140 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1995 (the "May 1995 10-Q")

4.2       Registration Rights Agreement by and between Registrant and Silicon
          Valley Bank dated July 10, 1995 (incorporated herein by reference to
          Exhibit 10.141 to the May 1995 10-Q)

4.3       Antidilution Agreement by and between Registrant and Silicon Valley
          Bank dated July 10, 1995 (incorporated herein by reference to Exhibit
          10.142 to the May 1995 10-Q)

4.4       Warrant to purchase 10,000 shares of Common Stock dated as of December
          1, 1993, issued to John Westergaard

                                                                                Sequentially
Exhibit                                                                           Numbered
Number                            Description                                       Pages
- -------                           -----------                                   ------------
4.5       Warrant to purchase 170,000 shares of Common Stock dated as of
          December 17, 1993 issued to Dominick & Dominick, Inc.

4.6       Warrant to purchase 60,000 shares of Common Stock dated as of December
          17, 1993 issued to John F. Doss

4.7       Warrant to purchase 60,000 shares of Common Stock dated as of December
          17, 1993 issued to John R. Doss

4.8       Warrant to purchase 10,000 shares of Common Stock dated as of December
          17, 1993 issued to Jonathan T. McKeage

4.9 Underwriters' Warrant to purchase 85,137 units dated April 30, 1996 issued to Barclay Investments, Inc.

4.10 Underwriters' Warrant to purchase 4,000 units dated April 30, 1996 issued to Robert G. Palmeiro

4.11 Underwriters' Warrant to purchase 14,379 units dated April 30, 1996 issued to G. L. Cabot Henderson

4.12 Underwriters' Warrant to purchase 10,000 units dated April 30, 1996 issued to Edward R. Henderson

4.13 Underwriters' Warrant to purchase 56,758 units dated April 30, 1996 issued to James F. Twaddell

4.14 Form of First Amendment to Underwriters' Warrant entered into between the Registrant and each of Barclay Investments, Inc., Princeton
          Securities Corporation, Robert G. Palmeiro, G. L. Cabot Henderson,
          Edward R. Henderson and James F. Twaddell

4.15 Form of warrant certificate of Registrant (incorporated herein by reference to Exhibit 4.3 to Amendment No. 4 to Registration
          Statement on Form S-2, Registration No. 33-66424, of Registrant
          ("Amendment No. 4 to Form S-2") filed with the Securities and
          Exchange Commission on November 1, 1993)

4.16      Form of Warrant Agreement with Mellon Securities Trust Company
          (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-2, Registration No. 33-66424, of
          Registrant ("Amendment No. 1 to Form S-2") filed with the Securities and Exchange Commission on September 30, 1993)

4.17 Form of Underwriters' Warrant (incorporated herein by reference to Exhibit 4.2 to Amendment No. 4 to Form S-2)

*10.1     Registrant's Second Amended and Restated Incentive Stock Option Plan
          (incorporated herein by reference to Exhibit 4.1 to the Post-Effective
          Amendment No. 1 to the Registration Statement on Form S-8 of
          Registrant (Registration No. 2-76012) (the "Amended S-8") filed on May
          12, 1983)

*10.2 Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 of the Form S-2
          Registration Statement filed with the Securities and Exchange
          Commission on September 30, 1993)

*10.3     Form of Amended and Restated Incentive Stock Option Agreement
          (incorporated herein by reference to Exhibit 10.51 to the Amendment
          No. 2 of the Form S-2 Registration Statement filed with the Securities
          Exchange Commission on October 15, 1993)

*10.4     Third Amended and Restated Incentive Stock Option Plan of Registrant
          (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

*10.5 Stock Incentive Award Plan of Registrant (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

*10.6 Non-Qualified Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

*10.7     Form of Incentive Option Agreement for use in connection with Third
          Amended and Restated Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.7 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration
          Statement No. 2-9252) filed on August 23, 1984)

*10.8 Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.8 to the Post-Effective Amendment No. 1 to the
          Registration Statement on Form 8 of the Registrant (Registration
          Statement No. 29252) filed on August 23, 1984)

*10.9 Form of Stock Incentive Award and Escrow Agreement for use in connection with the Stock Incentive Award Plan (incorporated herein by reference to Exhibit 4.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration
          Statement No. 2-9252) filed on August 23, 1984)

*10.10 Revised Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

                                                                                Sequentially
Exhibit                                                                           Numbered
Number                            Description                                       Pages
- -------                           -----------                                   ------------
*10.11    Form of Contingent Non-Qualified Stock Option Agreement for use in
          connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of
          Registrant for the Year Ended February 23, 1986)


*10.12    Alpha Microsystems Profit Sharing Trust Agreement between Alpha
          Microsystems and Bank of America N.T. & S.A. as Trustee dated May 24,
          1985 (incorporated herein by reference to Exhibit 10.32 to the Annual
          Report on Form 10-K of Registrant for the Year Ended February 23,
          1986)


*10.13    Alpha Microsystems Profit Sharing Plan (as amended and restated) dated
          May 15, 1986 (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Registrant for the Year Ended February
          23, 1986)


*10.14    Acceptance of Trust by Trustee dated September 30, 1986 pursuant to
          Registrant's Profit Sharing Plan (incorporated herein by reference to
          Exhibit 10.29 to the Annual Report on Form 10-K of Registrant for the
          Year Ended February 22, 1987)


*10.15    First Amendment dated March 1, 1987 to the Registrant's Profit Sharing
          Plan (incorporated herein by reference to Exhibit 10.30 to the Annual
          Report on Form 10-K of Registrant for the Year Ended February 22,
          1987)


*10.16 Revised Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Registrant for the Year Ended February 22, 1987)


*10.17    Indemnification Agreement dated October 23, 1987 by and between Alpha
          Microsystems and John F. Glade (incorporated herein by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 22, 1987)


*10.18    Indemnification Agreement dated October 23, 1987 by and between Alpha
          Microsystems and Rockell N. Hankin (incorporated herein by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 22, 1987)


*10.19    Indemnification Agreement dated October 23, 1987 by and between Alpha
          Microsystems and Harry L. Hathaway (incorporated herein by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 22, 1987)


*10.20    Second Amendment to Alpha Microsystems Profit Sharing Plan dated
          January 22, 1988 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Registrant for the Year Ended
          February 28, 1988)


*10.21    Alpha Microsystems Profit Sharing Plan Amendments Under IRS Notice
          88-131 dated May 24, 1989 (incorporated herein by reference to Exhibit

                                                                                Sequentially
Exhibit                                                                           Numbered
Number                            Description                                       Pages
- -------                           -----------                                   ------------
          10.38 to the Quarterly Report on Form 10-Q of Registrant for the
          Quarter Ended May 28, 1989)

*10.22    Alpha Microsystems Profit Sharing Plan Amendment dated December 15,
          1989 (incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended
          November 26, 1989)


*10.23    Employment Agreement by and between the Registrant and Douglas J.
          Tullio dated January 8, 1990 (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 26, 1989)


*10.24    Indemnification Agreement by and between the Registrant and Douglas J.
          Tullio dated January 8, 1990 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 26, 1989)


*10.25    Non-Qualified Stock Option Agreement by and between the Registrant and
          Douglas J. Tullio dated January 8, 1990 (incorporated herein by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 26, 1989)


*10.26 Addendum to Employment Agreement by and between the Registrant and Douglas J. Tullio dated May 21, 1990 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Registrant for the Year Ended February 25, 1990)


*10.27    Revised Form of Non-Qualified Stock Option Agreement for use in
          connection with Registrant's Non-Qualified Stock Option Plan
          (incorporated herein by reference to Exhibit 10.59 to the Quarterly
          Report on Form 10-Q of Registrant for the Quarter Ended August 26,
          1990)


*10.28    Indemnification Agreement by and between Registrant and Clarke E.
          Reynolds dated June 16, 1989 (incorporated herein by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Registrant for the
          Year Ended February 23, 1992)


*10.29 Stock Incentive Award and Escrow Agreement by and between Registrant and John F. Glade for 9,000 shares of the Company's common stock dated
          August 11, 1992 (incorporated herein by reference to Exhibit 10.81 to the Quarterly Report on Form 10-Q of Registrant for the Year Ended
          August 30, 1992)


*10.30 Stock Incentive Award and Escrow Agreement by and between Registrant and Clarke E. Reynolds for 9,000 shares of the Company's common stock dated August 11, 1992 (incorporated herein by reference to Exhibit
          10.80 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 30, 1992)


*10.31 Stock Incentive Award and Escrow Agreement by and between Registrant and Douglas J. Tullio for 14,000 shares of the Company's common stock dated August 11, 1992 (incorporated herein by reference

                                                                                Sequentially
Exhibit                                                                           Numbered
Number                            Description                                       Pages
- -------                           -----------                                   ------------
          to Exhibit 10.79 to the Quarterly Report on Form 10-Q of Registrant
          for the Quarter Ended August 30, 1992)

*10.32    Non-Qualified Stock Option Agreement by and between Registrant and
          Douglas J. Tullio for 40,000 shares of the Company's common stock dated August 21, 1992 (incorporated herein by reference to Exhibit
          10.76 to the Quarterly Report on Form 10-Q of Registrant for the Year
          Ended August 30, 1992)


*10.33    Non-Qualified Stock Option Agreement by and between the Registrant and
          Clarke E. Reynolds for 10,000 shares of the Company's Common Stock dated April 20, 1993 (incorporated herein by reference to Exhibit
          10.73 to Amendment No. 1 to Form S-2)

*10.34    Non-Qualified Stock Option Agreement by and between the Registrant and
          Douglas J. Tullio for 60,000 shares of the Company's Common Stock dated April 20, 1993 (incorporated herein by reference to Exhibit
          10.74 to Amendment No. 1 to Form S-2)

*10.35    Non-Qualified Stock Option Agreement by and between the Registrant and
          John Glade for 10,000 shares of the Company's Common Stock dated April
          20, 1993 (incorporated herein by reference to Exhibit 10.75 to Amendment No. 1 to Form S-2)

*10.36 Form of Stock Option Agreement by and between the Registrant and Douglas J. Tullio dated August 31, 1993 (incorporated herein by reference to Exhibit 10.85 to Amendment No. 1 to Form S-2)


*10.37    Consulting Agreement by and between the Registrant and Clarke E.
          Reynolds dated June 1, 1993 (incorporated herein by reference to Exhibit 10.87 to Amendment No. 1 to Form S-2)

*10.38 Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.109 to the Quarterly Report on Form
          10-Q for the quarter ended May 29, 1994)

10.39 Alpha Microsystems 1993 Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.110 to the Quarterly Report on Form
          10-Q for the quarter ended May 29, 1994)

10.40     Non-Qualified Stock Option Agreement by and between Registrant and
          Clarke E. Reynolds dated May 31, 1994 (incorporated herein by reference to Exhibit 10.109 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

*10.41    Non-Qualified Stock Option Agreement by and between Registrant and
          Rockell N. Hankin dated May 31, 1994 (incorporated herein by reference

                                                                                Sequentially
Exhibit                                                                           Numbered
Number                            Description                                       Pages
- -------                           -----------                                   ------------
          to Exhibit 10.111 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

*10.42    Non-Qualified Stock Option Agreement by and between Registrant and
          Harry L. Hathaway dated May 31, 1994 (incorporated herein by reference to Exhibit 10.112 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

10.43     Industrial Lease between Fairview Investors Ltd. and Registrant dated
          October 28, 1994 (incorporated herein by reference to Exhibit 10.113 to the Quarterly Report on Form 10-Q for the quarter ended November
          27, 1994)

*10.44 Separation Agreement and Agreement to provide consulting services by and between Registrant and John D. Murray dated December 22, 1994
          (incorporated herein by reference to Exhibit 10.114 to the Quarterly
          Report on Form 10-Q for the quarter ended November 27, 1994)

10.45 Letter to John Murray from Sumitomo Bank dated January 5, 1995 amending the Loan Agreement (incorporated herein by reference to Exhibit 10.115 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

*10.46    First Amended and Restated Non-Qualified Stock Option Plan of
          Registrant dated August 18, 1989 (incorporated herein by reference to Exhibit 19.14 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 27, 1989)

*10.47    First Amendment to Stock Incentive Award Plan of Registrant dated
          August 15, 1990 (incorporated herein by reference to Exhibit 19.16 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended
          August 26, 1990)

*10.48    First Amendment to Employment Agreement by and between Registrant and
          John F. Glade dated May 3, 1991 (incorporated herein by reference to
          Exhibit 19.8 to the Annual Report on Form 10-K of Registrant for the
          Year Ended February 23, 1992)

*10.49    First Amendment to Employment Agreement by and between Registrant and
          Douglas J. Tullio dated May 3, 1991 (incorporated herein by reference to Exhibit 19.10 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1992)

*10.50    Second Amendment and Restatement to the Non-Qualified Stock Option
          Plan of Alpha Microsystems dated June 24, 1992 (incorporated herein by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q for the Quarter Ended May 31, 1992)

*10.51    Second Amendment and Restatement of the Alpha Microsystems Profit
          Sharing Plan dated July 1, 1992 (incorporated herein by reference to
          Exhibit 10.72 to the Quarterly Report on Form 10-Q for the Quarter
          Ended May 31, 1992)

                                                                                Sequentially
Exhibit                                                                           Numbered
Number                            Description                                       Pages
- -------                           -----------                                   ------------
10.52     Memorandum to Lease by and between Registrant and Fairview Investors,
          Ltd. dated January 24, 1995 (incorporated herein by reference to
          Exhibit 10.136 to the 1995 10-K)

*10.53    Separation Agreement and General Release by and between Registrant and
          Gerald Knight dated March 10, 1995 (incorporated herein by reference to Exhibit 10.137 to the 1995 10-K)

10.54     Letter to Mike Lowell from Silicon Valley Bank dated May 3, 1995 re:
          new credit line (incorporated herein by reference to Exhibit 10.138 to the 1995 10-K)

10.55     Loan and Security Agreement by and between Registrant and Silicon
          Valley Bank dated July 10, 1995 (incorporated herein by reference to
          Exhibit 10.139 to the May 1995 10-Q)

10.56 Collateral Assignment, Patent Mortgage and Security Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995
          (incorporated herein by reference to Exhibit 10.143 to the May 1995
          10-Q)

10.57     Security Agreement by and between Alpha HealthCare, Inc., and Silicon
          Valley Bank dated July 10, 1995 (incorporated herein by reference to
          Exhibit 10.144 to the May 1995 10-Q)

10.58     Continuing Guaranty by and between Alpha HealthCare, Inc., and
          Silicone Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit 10.145 to the May 1995 10-Q)

*10.59 Agreement to Grant Nonqualified Stock Option by and between Registrant and Clarke E. Reynolds dated July 14, 1995 (incorporated herein by reference to Exhibit 10.146 to the Quarterly Report on Form 10-Q for the Quarter Ended August 27, 1995 (the "August 1995 10-Q")

*10.60 Agreement to Grant Nonqualified Stock Option by and between Registrant and Rockell N. Hankin dated July 14, 1995 (incorporated herein by reference to Exhibit 10.147 to the August 1995 10-Q)

*10.61 Agreement to Grant Nonqualified Stock Option by and between Registrant and Harry L. Hathaway dated July 14, 1995 (incorporated herein by reference to Exhibit 10.148 to the August 1995 10-Q)

*10.62 Agreement to Grant Nonqualified Stock Option by and between Registrant and Richard E. Mahmarian dated July 14, 1995 (incorporated herein by reference to Exhibit 10.149 to the August 1995 10-Q)

10.63     Amendment to Loan Agreement by and between Registrant and Silicon
          Valley Bank dated November 30, 1995 (incorporated herein by reference to Exhibit 10.150 to the Quarterly Report on Form 10-Q for the Quarter
          Ended November 26, 1995 (the "November 1995 10-Q")

*10.64    Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee
          Stock Option Plan) between Registrant and Philip D. Smith

                                                                                Sequentially
Exhibit                                                                           Numbered
Number                            Description                                       Pages
- -------                           -----------                                   ------------
          dated April 3, 1995 for 40,000 shares of common stock (incorporated herein by reference to Exhibit 10.151 to the November 1995 10-Q)

*10.65    Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee
          Stock Option Plan) between Registrant and Michael J. Lowell dated
          April 3, 1995 for 40,000 shares of common stock (incorporated herein by reference to Exhibit 10.152 to the November 1995 10-Q)

*10.66    Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee
          Stock Option Plan) between Registrant and Randy Parks dated April 3,
          1995 for 10,000 shares of common stock (incorporated herein by reference to Exhibit 10.153 to the November 1995 10-Q)

*10.67    Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee
          Stock Option Plan) between Registrant and Peggy Denson dated April 3,
          1995 for 10,000 shares of common stock (incorporated herein by reference to Exhibit 10.154 to the November 1995 10-Q)

*10.68    Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee
          Stock Option Plan) between Registrant and Douglas J. Tullio dated May
          5, 1995 for 15,000 shares of common stock (incorporated herein by reference to Exhibit 10.155 to the November 1995 10-Q)

*10.69    Agreement to Grant Incentive Stock Option (Pursuant to 1993 Employee
          Stock Option Plan) between Registrant and John F. Glade dated May 5,
          1995 for 7,500 shares of common stock (incorporated herein by reference to Exhibit 10.156 to the November 1995 10-Q)

10.70     Amendment to Loan Agreement by and between Registrant and Silicon
          Valley Bank dated February 7, 1996

10.71     Amendment to Loan Agreement by and between Registrant and Silicon
          Valley Bank dated March 7, 1996

10.72 Engagement Letter between Registrant and Sutro & Co. Incorporated dated May 2, 1996

21        Subsidiaries

23        Consent of Independent Auditors

24        Power of Attorney (included on signature pages of this Annual Report)

27        Financial Data Schedule

(*Denotes Management Contract or Compensation Plan)