Form 10-Q
period 1996-05-26
ALPHA MICROSYSTEMS
filed 1996-07-10
CIK 352869

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MAY 26,1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       --       to       --
                               -----    -----    -----    -----

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

                               Yes   X    No
                                   ------    -------

As of JULY 1, 1996, there were 10,738,117 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                               TABLE OF CONTENTS



                                                                                        Page
 PART I-- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  at May 26, 1996 (Unaudited) and
                  February 25, 1996                                                       3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) for the Three
                  Months Ended May 26, 1996 and
                  May 28, 1995                                                            4

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Three Months Ended May 26, 1996
                  and May 28, 1995                                                        5

                  Notes to Condensed Consolidated
                  Financial Statements                                                    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          10


 PART II-- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                       14



 SIGNATURES                                                                              15

 EXHIBIT INDEX                                                                           16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                               ALPHA MICROSYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   (Unaudited)
                                                     May 26,       February 25,
                                                      1996             1996
                                                   -----------     ------------
 ASSETS
 Current assets:
  Cash and cash equivalents                          $  1,673        $    505
  Accounts receivable, net of allowance for
    doubtful accounts of $541 and $927 at May 1996
    and February 1996, respectively                     4,300           5,241
  Inventories                                             854             943
  Notes receivable                                        107             159
  Prepaid expenses and other current assets               470             351
                                                     --------        --------
        Total current assets                            7,404           7,199
                                                     --------        --------
 Property and equipment at cost                        16,779          16,710
  Less accumulated depreciation and amortization       12,797          12,435
                                                     --------        --------
    Net property and equipment                          3,982           4,275
 Service contracts, net                                   650             793
 Software costs, net                                      632             535
 Goodwill, net                                            168             170
 Other assets, net                                        116              89
                                                     --------        --------
                                                     $ 12,952        $ 13,061
                                                     ========        ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Bank borrowings                                    $    500        $    500
  Accounts payable                                      1,539           1,694
  Deferred revenue                                      2,309           2,678
  Other accrued liabilities                               762             837
  Accrued salaries and wages                              248             476
  Current portion of long-term debt                       138             192
                                                     --------        --------
      Total current liabilities                         5,496           6,377

 Long-term debt                                           197             201
 Commitments and contingencies
 Shareholders' equity
  Preferred stock, no par value; 5,000,000
      shares authorized; none issued                       --              --
  Common stock, no par value; 20,000,000 shares
      authorized; 6,929,523 and 6,595,453 shares
      issued and outstanding at May 26, 1996 and
      February 25, 1996                                22,412          21,242
  Accumulated deficit                                 (15,038)        (14,694)
  Unamortized restricted stock plan expense               (18)            (18)
  Foreign currency translation adjustment                 (97)            (47)
                                                     --------        --------
        Total shareholders' equity                      7,259           6,483
                                                     --------        --------
                                                     $ 12,952        $ 13,061
                                                     ========        ========

                            See accompanying notes.

                               ALPHA MICROSYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Three Months Ended
                                                              ------------------------------
                                                               May 26,              May 28,
                                                                1996                 1995
                                                              --------            ----------
  Net sales:
   Product                                                    $ 2,798             $  3,919
   Service                                                      4,278                4,626
                                                              -------             --------
     Total net sales                                            7,076                8,545
                                                              -------             --------
  Cost of sales:
   Product                                                      1,495                2,380
   Service                                                      3,234                3,088
                                                              -------             --------
     Total cost of sales                                        4,729                5,468
                                                              -------             --------

  Gross margin                                                  2,347                3,077

   Selling, general and administrative expense                  2,199                2,751
   Research and development expense                               557                  531
                                                              -------             --------
     Total operating expenses                                   2,756                3,282
                                                              -------             --------

   Loss from operations                                          (409)                (205)

   Interest income                                                 (4)                 (29)
   Interest expense                                                16                    4
   Other income, net                                              (75)                (216)
   Foreign exchange gain                                           (7)                 (15)
                                                              -------             --------
     Total other income                                           (70)                (256)
                                                              -------             --------

 Income (loss) before taxes                                      (339)                  51
 (Benefit) provision for income taxes                               5                   --
                                                              -------             --------
 Net income (loss)                                            $  (344)            $     51
                                                              =======             ========

 Net income (loss) per share                                  $ (0.05)            $   0.01
                                                              =======             ========

 Number of shares used in the
     computation of per share amounts                           6,869                6,579
                                                              =======             ========





                            See accompanying notes.

                               ALPHA MICROSYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (IN THOUSANDS)


                                                                         Three Months Ended
                                                                    ----------------------------
                                                                    May 26,             May 28,
                                                                      1996                1995
                                                                    -------             -------
 Cash flows from operating activities:
     Net income (loss)                                               $ (344)            $   51
     Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
             Gain on sale of fixed assets                                (4)              (211)
             Depreciation and amortization                              574                509
             Provision for losses on accounts receivable                 33                  2
             Inventory provision                                          2                 45
             Other changes in operating assets and liabilities:
                 Accounts receivable                                    843                332
                 Inventories                                             87                132
                 Prepaid expenses and current assets                    (67)                 8
                 Accounts payable and other
                     accrued liabilities                               (231)               (71)
                 Accrued salaries and wages                            (229)              (362)
                 Deferred revenue                                      (369)               174
                 Other, net                                               2                 30
                     Net cash provided by
                                                                     ------             ------
                        operating activities                            297                639
                                                                     ------             ------
 Cash flows from investing activities:
     Proceeds from sale of fixed assets                                   9                200
     Purchases of equipment                                            (109)              (644)
     Capitalization of software costs                                  (134)              (327)
     Other, net                                                          --                  6
                                                                     ------             ------
         Net cash used in investing activities                         (234)              (765)
                                                                     ------             ------
 Cash flows from financing activities:
     Issuance of stock                                                1,101                 --
     Stock options exercised                                             69                 --
     Principal debt repayments                                          (51)              (113)
                                                                     ------             ------
         Net cash provided by financing activities                    1,119               (113)
                                                                     ------             ------
 Effect of exchange rate changes on cash                                (14)                33
                                                                     ------             ------
 Increase (decrease) in cash and cash equivalents                     1,168               (206)

 Cash and cash equivalents at beginning of period                       505              3,289
                                                                     ------             ------
 Cash and cash equivalents at end of period                          $1,673             $3,083
                                                                     ======             ======

                             See accompanying notes

                               ALPHA MICROSYSTEMS

                               INTRODUCTORY NOTE

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the ability of the Company to continue to meet its financial obligations and the continued availability of financing, (ii) the market acceptance of the Company's hardware and software products and services, including the recently announced AlphaCONNECT(TM), (iii) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities, and
(iv) anticipated competition.

         Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans of the Company will be achieved.




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       INTERIM ACCOUNTING POLICY

         In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at May 26, 1996, and the consolidated results of operations and cash flows for the quarters ended May 26, 1996 and May 28, 1995. These condensed consolidated financial statements do not include all disclosures presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 25, 1996.

         The results of operations for the quarter ended May 26, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

PER SHARE INFORMATION

         Per share information is based upon the weighted average common shares outstanding during the quarter ended May 26, 1996, and the weighted average common and common equivalent shares outstanding during the quarter ended May 28, 1995.

TRANSLATION OF FOREIGN CURRENCIES

         The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at quarter-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation in a separate component of shareholders' equity.


2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories, net of reserves for excess and obsolete inventories of $1,638,000 and $1,726,000 at May 26, 1996, and February 25, 1996, respectively, comprise the following:


                                           (IN THOUSANDS)
                           ------------------------------------------------
                           MAY 26, 1996                   FEBRUARY 25, 1996
                            (UNAUDITED)                       (AUDITED)
                           ------------                   -----------------
 Raw materials              $    114                            $    116
 Work in process                   6                                  --
 Finished goods                  734                                 827
                            --------                            --------
                            $    854                            $    943
                            ========                            ========

3.       DEBT

         The Company's bank has agreed to amend the Company's existing agreement for a revolving line of credit to extend the expiration date of the agreement from July 9, 1996 to October 9, 1996, and to modify other
covenants, including the quarterly loss covenant.   Pursuant to the terms of
the amendment, the Company has a revolving line of credit up to a maximum limit of $2,000,000, based upon 50 percent of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowings under the line of credit bear interest of prime plus two and one half percent (2.5%).

         The line of credit is secured by substantially all of the Company's assets. Its availability is subject to financial covenants requiring that the Company maintain a quick ratio not less than 1.0 to 1, a tangible net worth not less than $4,700,000, and a ratio of total liabilities to tangible net worth no more than 1.25 to 1. The bank has agreed to amend the line of credit to include covenants that require the Company's net losses for the first quarter in the current fiscal year must not exceed $350,000, and the net losses for the second quarter of the current fiscal year must not exceed $400,000. At May 26, 1996, the Company had $500,000 of outstanding bank borrowings.

         On January 24, 1996, the Company's United Kingdom subsidiary received a 250,000 pounds sterling credit facility from a bank, subject to certain conditions including the United Kingdom subsidiary maintain minimum levels of tangible net worth and other financial covenants. The borrowings under this facility bear interest at 2.25 percent per annum over the bank's base rate. As of May 26, 1996, the Company had no borrowings against its United Kingdom credit facility.


4.       NOTE RECEIVABLE

         In April 1995, as part of the consideration for selling the Belgian subsidiary to a member of local management, the Company received a note for 15,000,000 Belgian francs, payable over a two year period from the date of the note.


5.       COMMON STOCK

         Concurrent with the filing of Form 10-K for the fiscal year ended February 25, 1996, the Company filed a Registration Statement to register 4,442,069 shares of Common Stock issuable upon the exercise of warrants issued by the Company, of which 4,082,069 were issued in connection with its November 29, 1993 Shareholder Rights Offering and subsequent Public Offering, and the remainder were issued in consideration of services rendered to the Company. The Company's Redeemable Public Warrants were traded on the Nasdaq National Market under the symbol "ALMIW."

         The Company redeemed its Redeemable Public Warrants on June 17, 1996 pursuant to its notice of redemption issued on May 14, 1996. Prior to the redemption date, approximately 3,411,000 or 98.5 percent of the outstanding Redeemable Public Warrants were exercised, resulting in gross proceeds to the Company of approximately $8,528,000. Certain other Warrants were also exercised during the period, resulting in the additional issuance of approximately 691,000 shares, and approximately $1,569,000 of additional gross proceeds. Total shares issued from the exercise of all warrants were 4,102,000 (including 50,000 shares redeemed by the Company's bank), resulting in total gross proceeds of approximately $10,097,000. Gross proceeds received from the exercise of warrants through the end of May 26, 1996, amounted to approximately $1,101,000.

         The Redeemable Public Warrants traded on Nasdaq National Market under the symbol "ALMIW" ceased trading at the close of the market on June 17, 1996.


7.       TAXES

         The Company is currently evaluating the effect from the redemption of warrants on the change in the Company's ownership and therefore on the potential utilization of the federal and state net operating loss carryforwards. Section 382 of the Internal Revenue Code restricts the utilization of net loss carryforwards if the ownership change is greater than 50 percent during any three year period. The Company had federal net operating loss carryforwards totaling approximately $17,500,000 at February 25, 1996.


8.       GOODWILL AND INTANGIBLES

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

9.       CONTINGENCIES

LITIGATION

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

        The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the quarters ended May 26, 1996 and May 28, 1995:

                                                             RELATIONSHIP TO NET SALES
                                                            --------------------------
                                                                THREE MONTHS ENDED
                                                            --------------------------
                                                            MAY 26,             MAY 28,
                                                             1996                1995
                                                            -------             ------
 Net sales                                                   100.0 %            100.0 %
 Cost of sales                                                66.8               64.0
                                                             -----              -----
 Gross margin                                                 33.2               36.0

 Selling, general and administrative expense                  31.1               32.2

 Research and development expense                              7.9                6.2
 Interest income                                                --               (0.3)
 Interest expense                                              0.2                 --
 Other income, net                                            (1.1)              (2.5)
 Foreign exchange gain                                        (0.1)              (0.2)
                                                             -----              -----
 Income (loss) from operations before taxes                   (4.8)               0.6

 Provision for income taxes                                    0.1                 --
                                                             -----              -----
 Net income (loss)                                            (4.9)%              0.6 %
                                                             =====              =====



GENERAL

         On April 3, 1996, the Company released its new Internet and Intranet software, AlphaCONNECT. AlphaCONNECT is a software and communications tool for selectively mining and harvesting data from Internet sites and legacy applications running on corporate Intranets. Harvested data can be used to create dynamic self-updating updating Web pages, or converted and delivered to popular applications that run under Microsoft Windows, Windows 95 or Windows NT. AlphaCONNECT Messenger, an add-on E-Mail software system for use with AlphaCONNECT, was introduced on May 15, 1996.

         The Company intends to significantly expand its sales and marketing
resources for Internet and Intranet products.   While it is unlikely that
revenues for these products will increase sufficiently to offset the additional investment in the short-term, management believes that these products will enhance the long-term outlook of the Company.

         The Company had a net loss of $344,000, or $0.05 per share, during the first quarter ended May 26, 1996, compared to a net profit of $51,000, or $0.01 per share, during the same period in the prior fiscal year. The results of the two periods differed primarily due to a $211,000 gain associated with the sale of the Pick operating system product line in the first quarter of the prior fiscal year, and a reduction in both product and service revenues in the first quarter of the current fiscal year.

RESULTS OF OPERATIONS

         Three Months Ended May 26, 1996 and May 28, 1995

         Net sales decreased $1,469,000, or 17.2 percent, to $7,076,000 for the quarter ended May 26, 1996 from $8,545,000 for the quarter ended May 28, 1995.

         Total product revenues declined $1,121,000, or 28.6 percent, to approximately $2,798,000 from approximately $3,919,000 for the comparable period. The decrease in product sales was primarily in the domestic market. Sales of the Company's traditional products declined $1,272,000 due to lower demand and the absence of revenues from the PICK and VSO products. PICK and VSO revenues had accounted for approximately $200,000 in the quarter ended May 28, 1995. In addition, approximately $102,000 of the decline in product revenues was due to a decline in hardware revenues from the Company's subsidiary, AlphaHealthCare.

         Total service revenue declined $348,000, or 7.5 percent, to $4,278,000 in the quarter just ended from $4,626,000 for the same period in the prior year. The decrease was attributable to a reduction in service revenue from acquisitions made during the prior years and from traditional Alpha Micro Operating System ("AMOS") based service contracts. The Company has expanded its base of support services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is expanding its domestic service sales and marketing efforts to capitalize on its current base and further expand revenues from the open systems generation market.

         Total gross margin for the Company for the quarter ended May 26, 1996, decreased to 33.2 percent compared to 36.0 percent during the same period last year. Product gross margin for the quarter ended May 26, 1996, increased to 46.6 percent compared to 39.3 percent during the same period in the prior year. The increase in product gross margin was primarily due to a relatively greater proportion of higher margin AMOS products sold both in the domestic and European markets. In addition, the move to a smaller corporate headquarters where most of the manufacturing is housed, a reduction in headcount in the manufacturing area, and a continued effort to control cost, also contributed to the improvement in product gross margin.

         Service business gross margin declined to 24.4 percent during the quarter ended May 26, 1996, from 33.2 percent during the same period in the prior year. The decline was primarily due to reductions in cost of goods sold, primarily labor costs, not fully offsetting the revenue decline. However, reduced selling, general and administrative expenses assisted in partially offsetting the overall impact of the services revenue decline.

         Selling, general and administrative expenses decreased $552,000 to $2,199,000 for the quarter ended May 26, 1996, compared to $2,751,000 in the quarter ended May 28, 1995. Approximately $712,000 of the reduction in selling, general and administrative expenses was attributable to reduction in headcount and a more vigilant approach to expense control in areas relating to the traditional business. This was partially offset by increases in the Company's investment in resources for the Internet and Intranet markets.

         Research and development expenses incurred for the quarter ended May 26, 1996, increased by $26,000 to $557,000 from $531,000 during the same period in the prior fiscal year. Research and development expenses as a percentage of product sales increased to 19.9 percent in the quarter just ended from 13.5 percent during the comparable period in the prior fiscal year.

         The results of the operations for the quarter ended May 28, 1995 included a one-time gain of $211,000 related to the sale of the Pick product line that was reported in other income.

         The Company reported a net loss of $344,000 for the quarter just ended compared to net income of $51,000 for the quarter ended May 28, 1995 for the above-mentioned reasons, adjusted by immaterial differences in the foreign exchange gain and the tax provision.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from financing activities for the quarter ended May 26, 1996 was $1,119,000 as compared to $113,000 net cash used in financing activities for the same period in the prior fiscal year. Approximately $1,170,000 of the cash provided from financing activities was due to the proceeds from redemption of warrants through May 26, 1996. (See Note 5 to the Consolidated Financial Statements)

         During the three months ended May 26, 1996, the Company's working capital increased $1,086,000 to $1,908,000 from $822,000 at February 25, 1996.
Net cash and cash equivalents increased during the quarter ended May 25, 1996 by $1,168,000 to $1,673,000, primarily due to the redemption of warrants. Net cash provided by operating activities for the quarter ended May 26, 1996 was $297,000 compared to $639,000 for the same period in the previous fiscal year.

         Net accounts receivable decreased approximately $941,000 to $4,300,000 at May 26, 1996 from $5,241,000 at February 25, 1996. The decline in accounts receivable was mainly due to revenue decline and improved collections in Europe. Inventories decreased to $854,000 at May 26, 1996, from $943,000 at February 25, 1996, due to management's continued efforts to control inventory.

         The Company's bank has agreed to amend the Company's existing agreement for a revolving line of credit to extend the expiration date of the agreement from July 9, 1996 to October 9, 1996, and to modify other covenants, including
the quarterly loss covenant.   Pursuant to the terms of the amendment, the
Company has a revolving line of credit up to a maximum limit of $2,000,000, based upon 50 percent of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowings under the line of credit bear interest of prime plus two and one half percent (2.5%).

         The line of credit is secured by substantially all of the Company's assets. Its availability is subject to financial covenants requiring that the Company maintain a quick ratio of not less than 1.0 to 1, a tangible net worth of not less than $4,700,000, and a ratio of total liabilities to tangible net worth of no more than 1.25 to 1. The bank has agreed to amend the line of credit to include covenants that require the Company's net losses for the first quarter in the current fiscal year must not exceed $350,000, and the net losses for the second quarter of the current fiscal year must not exceed $400,000. At May 26, 1996, the Company had $500,000 of outstanding bank borrowings.

         On January 24, 1996, the Company's United Kingdom subsidiary received a 250,000 pounds sterling credit facility from a bank, subject to certain conditions including that the United Kingdom subsidiary maintain minimum levels of tangible net worth and other financial covenants. The borrowings under this facility bear interest at 2.25% per annum over the bank's base rate. As of May 26, 1996, the Company had no borrowings against its United Kingdom credit facility.

         The Company redeemed its Redeemable Public Warrants on June 17, 1996, pursuant to its notice of redemption issued on May 14, 1996. Prior to the redemption date, approximately 3,411,000 or 98.5 percent of the outstanding Redeemable Public Warrants were exercised, resulting in gross proceeds to the Company of approximately $8,528,000. Certain other warrants were also exercised during the period, resulting in the additional issuance of approximately 691,000 shares and approximately $1,569,000 of additional gross proceeds. Total shares issued from the exercise of all warrants were approximately 4,102,000 (including 50,000 shares redeemed by the Company's bank), resulting in total gross proceeds of approximately $10,097,000.

         The Company believes that its current cash position, augmented by operating activities, will provide it with sufficient resources to finance its working capital requirements for the remainder of the fiscal year. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional business; the success, timing and amount of investment required to penetrate the Internet/Intranet markets, and service revenue growth or decline.

         PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

                 (a)      See Exhibit Index.

                 (b) No Form 8-K was filed during the first quarter ended May 26, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ALPHA MICROSYSTEMS
                                                  (Registrant)

Date: July 9, 1996                                By: /s/  Douglas J. Tullio
                                                     -------------------------
                                                     President and
                                                     Chief Executive Officer

Date: July 9, 1996                                By: /s/  Michael J. Lowell
                                                     --------------------------
                                                     Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

                                                                   Sequentially
                                                                   Numbered
         Number           Description of Documents                 Page
         ------           ------------------------                 ----
           27              Financial Data Schedule