Form 10-Q
period 1996-08-25
ALPHA MICROSYSTEMS
filed 1996-10-09
CIK 352869

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended   AUGUST 25, 1996
                                              -------------------

                                      or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from              to
                                         ------------    -------------


                        Commission File Number 0-10558



                              ALPHA MICROSYSTEMS
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              CALIFORNIA                               95-3108178
     -------------------------------                ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)



                  2722 S. FAIRVIEW STREET, SANTA ANA, CA 92704
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


    Registrant's telephone number, including area code:   (714) 957-8500
                                                        -------------------


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


        As of October 7, 1996, there were 10,752,192 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS


                                     INDEX



                                                                       Page
                                                                      Number
                                                                      ------

PART I--FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
               at August 25, 1996 (Unaudited) and
               February 25, 1996                                        3

               Condensed Consolidated Statements of
               Operations (Unaudited) for the Three
               and Six Months Ended August 25, 1996 and
               August 27, 1995                                          4

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Six Months Ended August 25,
               1996 and August 27, 1995                                 5

               Notes to Condensed Consolidated
               Financial Statements                                     6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations           10


PART II-- OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security-Holders     13

      Item 6.  Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                             14

EXHIBIT INDEX                                                          15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               ALPHA MICROSYSTEMS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                            August 25,     February 25,
                                                              1996            1996
                                                            ---------      -----------
                                                           (Unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                                  $  8,353        $    505
 Marketable securities                                         2,088              --
 Accounts receivable, net of allowance for
   doubtful accounts of $171 and $927 at
   August 25, 1996 and February 25, 1996,
   respectively                                                3,056           5,241
 Inventories                                                     415             943
 Notes receivable                                                164             159
 Prepaid expenses and other current assets                       431             351
                                                            --------        --------
       Total current assets                                   14,507           7,199
                                                            --------        --------
        Property and equipment at cost                        16,151          16,710
          Less accumulated depreciation and
            amortization                                      12,539          12,435
                                                            --------        --------
            Net property and equipment                         3,612           4,275
Service contracts, net                                           548             793
Software costs, net                                              751             535
Goodwill, net                                                     17             170
Other assets, net                                                 57              89
                                                            --------        --------
                                                            $ 19,492        $ 13,061
                                                            ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank borrowings                                            $     --        $    500
 Accounts payable                                              1,420           1,694
 Deferred revenue                                              1,780           2,678
 Other accrued liabilities                                       300             837
 Accrued salaries and wages                                      475             476
 Current portion of long-term debt                               220             192
                                                            --------        --------
     Total current liabilities                                 4,195           6,377

Long-term debt                                                    94             201
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 5,000,000
     shares authorized; none issued                               --              --
 Common stock, no par value; 20,000,000 shares
     authorized; 10,752,192 and 6,595,453 shares
     issued and outstanding at August 25, 1996 and
     February 25, 1996, respectively                          30,835          21,242
 Accumulated deficit                                         (15,689)        (14,694)
 Unamortized restricted stock plan expense                       (14)            (18)
 Foreign currency translation adjustment                          71             (47)
                                                            --------        --------
       Total shareholders' equity                             15,203           6,483
                                                            --------        --------
                                                            $ 19,492        $ 13,061
                                                            ========        ========

                            See accompanying notes.

                               ALPHA MICROSYSTEMS

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      Three Months Ended                 Six Months Ended
                                                  --------------------------      ----------------------------
                                                  August 25,       August 27,     August 25,         August 27,
                                                    1996             1995           1996               1995
                                                  ---------        ---------      ---------          ---------
Net sales:
  Product                                          $ 2,135          $3,905         $ 4,933            $ 7,824
  Service                                            4,013           4,700           8,291              9,326
                                                   -------          ------         -------            -------
    Total net sales                                  6,148           8,605          13,224             17,150
                                                   -------          ------         -------            -------
Cost of sales:
  Product                                            1,111           2,181           2,606              4,561
  Service                                            2,942           3,072           6,176              6,159
                                                   -------          ------         -------            -------
    Total cost of sales                              4,053           5,253           8,782             10,720
                                                   -------          ------         -------            -------
Gross Margin                                         2,095           3,352           4,442              6,430

  Selling, general and administrative expense        2,342           2,810           4,541              5,561
  Research and development expense                     511             538           1,068              1,070
                                                   -------          ------         -------            -------
    Total operating expenses                         2,853           3,348           5,609              6,631
                                                   -------          ------         -------            -------
  Income (loss) from operations                       (758)              4          (1,167)              (201)

  Interest income                                      (64)            (21)            (68)               (50)
  Interest expense                                      10              17              26                 21
  Other (income) expense, net                          (33)             (9)           (108)              (225)
  Foreign exchange (gain) loss                         (19)            (25)            (26)               (40)
                                                   -------          ------         -------            -------
    Total other (income) expenses                     (106)            (38)           (176)              (294)
                                                   -------          ------         -------            -------
Income (loss) before taxes                            (652)             42            (991)                93
(Benefit) provision for income taxes                    --              --               5                 --
                                                   -------          ------         -------            -------
Net income (loss)                                  $  (652)         $   42         $  (996)           $    93
                                                   =======          ======         =======            =======
Net income (loss) per share                        $ (0.06)         $ 0.01         $ (0.11)           $  0.01
                                                   =======          ======         =======            =======
Number of shares used in the computation
  of per share amounts                              10,939           6,591           9,183              6,576
                                                   =======          ======          ======            =======

                            See accompanying notes.

                               ALPHA MICROSYSTEMS

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         Six Months Ended
                                                                    --------------------------
                                                                    August 25,       August 27,
                                                                      1996             1995
                                                                    ---------        ---------
Cash flow from operating activities:

   Net income (loss)                                                $  (996)         $    93
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
           Gain on sale of subsidiary                                   (45)              --
           Gain on sale of fixed assets                                   1             (211)
           Depreciation and amortization                              1,126            1,033
           Provision for losses on accounts receivable                   35              (59)
           Inventory provision                                          (57)             152
           Other changes in operating assets and liabilities:
             Accounts receivable                                        410             (170)
             Inventories                                               (106)             361
             Prepaid expenses and current assets                       (253)              76
             Accounts payable and other
               accrued liabilities                                      390              (61)
             Accrued salaries and wages                                  22             (441)
             Deferred revenue                                          (396)            (257)
             Other, net                                                (174)              (4)
                                                                    -------          -------
               Net cash (used in) provided by
                  operating activities                                  (43)             512
                                                                    -------          -------
Cash flow from investing activities:
   Proceeds from sale of fixed assets                                     9              240
   Sale of subsidiary                                                  (599)              --
   Purchases of equipment                                              (245)          (1,301)
   Capitalization of software costs                                    (290)            (541)
   Other, net                                                            --              (16)
                                                                    -------          -------
       Net cash used in investing activities                         (1,125)          (1,618)
                                                                    -------          -------
Cash flows from financing activities:
   Issuance of stock                                                  9,510               10
   Stock options exercised                                               87               --
   Principal debt repayments                                           (576)            (253)
                                                                    -------          -------
   Net cash provided by (used in) financing activities                9,021             (243)
                                                                    -------          -------
Effect of exchange rate changes on cash                                  (5)             (21)
                                                                    -------          -------
Decrease in cash and cash equivalents                                 7,848           (1,370)

Cash and cash equivalents at beginning of period                        505            3,289
                                                                    -------          -------
Cash and cash equivalents at end of period                          $ 8,353          $ 1,919
                                                                    =======          =======


                            See accompanying notes.

                               ALPHA MICROSYSTEMS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               INTRODUCTORY NOTE

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the ability of the Company to continue to meet its financial obligations and the continued availability of financing, (ii) the market acceptance of the Company's hardware and software products and services, including the recently announced AlphaCONNECT(TM) family of products, (iii) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities, and (iv) anticipated competition.

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


1.  INTERIM ACCOUNTING POLICY

         In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at August 25, 1996, the consolidated results of its operations for the three and six month periods ended August 25, 1996 and August 27, 1995 and its cash flows for the six month periods ended August 25, 1996 and August 27, 1995. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 25, 1996.

         The results of operations for the six month period ended August 25, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.


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


PER SHARE INFORMATION

         Per share information is based upon the weighted average common shares outstanding during the period ended August 25, 1996 and the weighted average common and common equivalent shares outstanding during the period ended
August 27, 1995.

TRANSLATION OF FOREIGN CURRENCIES

         The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at quarter-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation in a separate component of shareholders' equity.


2.  SALE OF SUBSIDIARY

         On August 19, 1996, the Company sold its UK subsidiary, Alpha Microsystems Great Britain ("AMGB"), to Sanderson Electronics PLC ("Sanderson"), for 907,792 ordinary shares of Sanderson. In conjunction with this sale, the Company and Sanderson signed a three year hardware distribution agreement allowing Sanderson to sell Alpha Microsystems hardware products in the United Kingdom and Eire. In addition, as part of the sale agreement, the Company has agreed to negotiate in good faith toward developing a strategic alliance with Sanderson, whereby Sanderson would distribute and market the Company's AlphaCONNECT family of products in the United Kingdom and potentially in Southeast Asia. The Company recognized a gain of approximately $45,000 from this sale. On September 17, 1996, the Company sold the Sanderson shares for approximately Pounds 1,350,000 or $2,100,000.


3.  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories net of reserves for excess and obsolete inventories of $85,000 and $1,726,000 at August 25, 1996 and February 25, 1996, respectively, are comprised of the following:


                                                 (IN THOUSANDS)
                                     -------------------------------------
                                     AUGUST 25, 1996     FEBRUARY 25, 1996
                                     ---------------     -----------------
                                       (UNAUDITED)            (AUDITED)
     Raw materials                         $231                 $116
     Work in process                          5                   --
     Finished goods                         179                  827
                                           ----                 ----
                                           $415                 $943
                                           ====                 ====

The reserve for excess and obsolete inventory of the Company's UK subsidiary AMGB at February 25, 1996 was $1,580,000.


4.  DEBT

         The Company is negotiating a new line of credit with its bank, since the existing line of credit expires on October 9, 1996. It is management's belief that a new facility will be established with covenants that acknowledge the Company's improved financial resources and liquidity position. At August 25, 1996, the Company had no outstanding bank borrowings.


5.  NOTE RECEIVABLE

         In April 1995, as part of the consideration for selling the Belgian subsidiary to a member of local management, the Company received a note for 15,000,000 Belgian francs, payable over a two year period from the date of the note, of which 6,000,000 Belgian francs has been paid.

6.  COMMON STOCK

         On May 14, 1996, the Company filed a Registration Statement to register 4,442,069 shares of Common Stock issuable upon the exercise of warrants issued by the Company, of which 4,082,069 were issued in connection with its November 29, 1993 Shareholder Rights Offering and subsequent Public Offering, and the remainder were issued in consideration of services rendered to the Company. The Company's Redeemable Public Warrants were traded on the Nasdaq National Market under the symbol "ALMIW."

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

         The Redeemable Public Warrants traded on the Nasdaq National Market under the symbol "ALMIW" ceased trading at the close of the market on June 17, 1996.


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


9.  CONTINGENCIES

LITIGATION

         The Company's current involvement with litigation is as follows:

         Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. The Court has continued its temporary stay of this lawsuit in its entirety until January 16, 1997 in order to await the outcome of virtually identical litigation instituted by the plaintiffs against AMB in Belgium. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SUMMARY

         The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and six month periods ended August 25, 1996, and August 27, 1995:


                                                              RELATIONSHIP TO NET SALES
                                               -------------------------------------------------------
                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                               -----------------------        ------------------------
                                               AUGUST 25,    AUGUST 27,       AUGUST 25,     AUGUST 27,
                                                  1996         1995              1996          1995
                                               ---------     ---------        ---------      ---------
Net sales                                        100.0%        100.0%           100.0%         100.0%
Cost of sales                                     65.9          61.0             66.4           62.5
                                                 -----         -----            -----          -----
Gross margin                                      34.1          39.0             33.6           37.5

Selling, general and administrative expense       38.1          32.7             34.3           32.4
Research and development expense                   8.3           6.3              8.1            6.2
Interest income                                   (1.0)         (0.2)            (0.5)          (0.3)
Interest expense                                   0.1           0.2              0.2            0.1
Other (income) expense, net                       (0.5)         (0.1)            (0.8)          (1.3)
Foreign exchange (gain) loss                      (0.3)         (0.3)            (0.2)          (0.2)
                                                 -----          ----            -----          -----
Income (loss) from operations before taxes       (10.6)          0.4             (7.5)           0.6
Provision (benefit) for income taxes                --            --               --             --
                                                 -----          ----            -----           ----
Net income (loss)                                (10.6)%         0.4%            (7.5)%          0.6%
                                                 =====          ====            =====           ====


GENERAL

         On April 3, 1996, the Company released its new internet and Intranet software, AlphaCONNECT. AlphaCONNECT is a software and communications tool for selectively mining and harvesting data from internet sites and legacy applications running on corporate Intranets. Harvested data can be used to create dynamic self-updating Web pages, or converted and delivered to popular applications that run under Microsoft Windows, Windows 95 or Windows NT. AlphaCONNECT Messenger, an add-on E-Mail software system for use with AlphaCONNECT, was introduced on May 15, 1996. Subsequent to quarter end, the Company announced a new AlphaCONNECT based product called "StockVue", which provides automated stock quote, stock price, and trading volume line and alerts, retrieval of company news and SEC filings.

         The Company intends to significantly expand its sales and marketing resources for internet and Intranet products. While it is unlikely that revenues for these products will increase sufficiently to offset the additional investment in the short-term, or that revenues from other operations will offset such investment, management believes that these products will enhance the long-term outlook of the Company.

         The Company had a net loss of $996,000 or $0.11 per share, during the six months ended August 25, 1996, compared to a net profit of $93,000, or $0.01 per share, during the same period in the prior fiscal year. The results of the two periods differed primarily due to increased losses incurred at AlphaHealthCare, the performance of the UK subsidiary in comparison to the same period in the previous year, decline in the Company's revenue from traditional products, and investment in the internet/Intranet family of products.

RESULTS OF OPERATIONS

         Six Months Ended August 25, 1996 and August 27, 1995

         Net sales decreased $3,926,000, or 22.9%, to $13,224,000 for the six month period ended August 25, 1996, from $17,150,000 for the six month period ended August 27, 1995.

         Total product revenues declined $2,891,000, or 37.0% to $4,933,000 from approximately $7,824,000 for the comparable period. The decrease in product sales was primarily in the domestic market. The Company's traditional product revenues declined $2,486,000 due to lower demand, and the sale of the UK subsidiary. Approximately $160,000 of the decline in product revenues was due to a decline in hardware revenues from the Company's subsidiary, AlphaHealthCare.

         Total service revenue for the six months ended August 25, 1996, declined $1,035,000, or 11.1%, to $8,291,000 from $9,326,000 for the same period in the prior year. The decrease was attributable to the sale of the Company's UK subsidiary during the past fiscal quarter, reductions in support revenue at the Company's AlphaHealthCare subsidiary, and from reductions in traditional Alpha Micro Operating System ("AMOS") based service contracts. The Company has expanded its base of support services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is expanding its domestic service sales and marketing efforts to capitalize on its current base and further expand revenues from the open systems generation market.

         Total gross margin for the Company for the six months ended August 25, 1996, decreased to 33.6% compared to 37.5% during the same period last year. Product gross margin for the first half of fiscal 1997 increased to 47.2% compared to 41.7% during the same period in the prior year. The increase in product gross margin was primarily due to a relatively greater proportion of higher margin AMOS products sold both in the domestic and European markets. In addition, the move to a smaller corporate headquarters where most of the manufacturing is housed, a reduction in related manufacturing headcount, and a continued effort to control costs, also contributed to the improvement in product gross margin.

         Service business gross margin declined to 25.5% during the half year ended August 25, 1996 from 34.0% during the same period in the prior year. The decline in gross margin was primarily due to reduced support margins at the Company's AlphaHealthCare subsidiary associated with lower revenues and severance expense, lower service margins at the Company's UK subsidiary, and reductions in cost of goods sold, primarily labor costs, not fully offsetting the revenue decline in the domestic service operations. However, the service organization reduced selling, general and administrative expenses which assisted in partially offsetting the overall impact of the service revenue decline. To improve revenues, the service organization is focusing on obtaining new contracts for its networking support services, supporting vertical markets with services, and increasing third-party services. Revenues from these new areas of focus generally produce lower margins than the Company's traditional service business.

         Selling, general and administrative expenses decreased $1,020,000 to $4,541,000 for the six months ended August 25, 1996, from $5,561,000 for the comparable period in the prior fiscal year. Approximately $1,151,000 of the reduction in selling, general and administrative expenses was attributable to a reduction in headcount and a more vigilant approach to expense control in areas relating to the traditional business. This was partially offset by increases in the Company's investment in resources for the internet and Intranet markets, and the increased expense related to AlphaHealthCare. In addition, the absence of the UK subsidiary during the last month of the current period contributed to a decrease of approximately $230,000 in selling, general and administrative expenses.

         Research and development expenses incurred for the six months ended August 25, 1996 did not materially change from the same period in the prior fiscal year. Approximately $283,000 of new software development expenses have been capitalized in the first half of the current fiscal year, as compared to $541,000 in the comparable period of the prior fiscal year. Research and development expenses as a percentage of product sales increased to 21.7 percent in the quarter just ended from 13.7 percent during the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 25, 1996, the Company's working capital increased by $9,600,000 to $10,422,000 from $822,000 at February 25, 1996. Net cash and cash equivalents increased during the six month period ended August 25, 1996 by $7,848,000 to $8,353,000, primarily due to the redemption of warrants. Net cash used in operating activities during the first half of the current fiscal year was $43,000 compared to $512,000 net cash provided by the operations during the same period in the prior fiscal year.

         The Company is negotiating a new line of credit with its bank, since the existing line of credit expires on October 9, 1996. It is management's belief that a new facility will be established with covenants that acknowledge the Company's improved financial resources and liquidity position. At August 25, 1996, the Company had no outstanding bank borrowings.

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

         The Company believes that its current cash position, augmented by operating activities, will provide it with sufficient resources to finance its working capital requirements for the remainder of the fiscal year. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional business; the success, timing, and amount of investment required to penetrate the internet/Intranet markets; and service revenue growth or decline.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         The Annual Meeting of Shareholders of Alpha Microsystems was held on August 13, 1996. At the Annual Meeting, all of management's nominees listed in the Proxy Statement were elected and there was no solicitation in opposition to such nominees. Voting was as follows:

                                                        WITHHOLD
      DIRECTORS                           FOR           AUTHORITY     ABSTAIN
      ---------                        ---------        ---------     -------
      Clarke E. Reynolds               9,050,471         844,418        943

      Douglas J. Tullio                9,214,557         680,332        943

      Rockell N. Hankin                9,054,037         840,852        943

      John F. Glade                    9,243,282         651,607        943

      Richard E. Mahmarian             9,046,487         848,402        943


         Additionally, the shareholders approved each additional matter presented at the meeting. The proposal to approve the Company's 1996 Nonemployee Director Compensation Plan, pursuant to which the directors have the option to receive stock in lieu of cash compensation, received 4,002,496 votes for approval and 1,042,487 votes against approval with 168,340 abstentions and 4,682,509 broker non-votes. The proposal to approve the Company's Employee Stock Purchase Plan received 4,349,076 votes for approval and 745,242 votes against approval with 118,205 abstentions and 4,683,309 broker non-votes. The proposal to approve an amendment to the Company's 1993 Employee Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under such plan by 375,000 shares to an aggregate of 925,000 shares received 3,709,397 votes for approval and 1,040,053 votes against approval with 143,115 abstentions and 5,003,267 broker non-votes.The proposal to ratify the appointment of Ernst & Young, LLP, as independent auditors of the Company and its subsidiaries for the year ending February 23, 1997 received 9,648,785 votes for approval and 183,043 votes against approval, with 64,061 abstentions.


6.  Exhibits and Reports on Form 8-K.

         (a)     See Exhibit Index.

         (b) Form 8-K filed on August 23, 1996, reporting the sale of the entire issued share capital of Alpha Microsystems (Great Britain) Limited to Sanderson Electronics PLC, including Unaudited Pro Forma Condensed Consolidated Balance Sheet at May 26, 1996, Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended February 25, 1996, and Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Three Months Ended May 26, 1996.

         Form 8-K filed on September 27, 1996, reporting the divestiture of Sanderson shares.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ALPHA MICROSYSTEMS
                                                    (Registrant)


Date:  October 9, 1996                          By: /s/ DOUGLAS J. TULLIO
                                                   ----------------------------
                                                        Douglas J. Tullio
                                                        President and Chief
                                                        Executive Officer


Date:  October 9, 1996                          By: /s/ MICHAEL J. LOWELL
                                                   ----------------------------
                                                        Michael J. Lowell
                                                        Vice President and
                                                        Chief Financial Officer

                                 EXHIBIT INDEX


Number                        Description of Documents
------                        ------------------------

 27                           Financial Data Schedule.