Form 10-Q
period 1996-11-24
ALPHA MICROSYSTEMS
filed 1997-01-08
CIK 352869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  NOVEMBER 24, 1996
                                -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      -      to      -
                               -----------    -----------

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

       Registrant's telephone number, including area code: (714) 957-8500
       ------------------------------------------------------------------


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

As of January 3, 1997, there were 10,762,192 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS


                                      INDEX




                                                                          Page
                                                                          Number
                                                                          ------

PART I-- FINANCIAL INFORMATION

      Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            at November 24, 1996 (Unaudited) and
            February 25, 1996                                                 3

            Condensed Consolidated Statements of
            Operations (Unaudited) for the Three
            and Nine Months Ended November 24, 1996 and
            November 26, 1995                                                 4

            Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months Ended November 24,
            1996 and November 26, 1995                                        5

            Notes to Condensed Consolidated
            Financial Statements                                              6

      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    10


PART II-- OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                                   15

EXHIBIT INDEX                                                                16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             November 24,              February 25,
                                                                 1996                      1996
                                                             ------------              ------------
                                                              (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                     $  8,688                $       505
 Accounts receivable, net of
 allowance for doubtful
   accounts of $195 and $927 at
 November 24, 1996
   and February 25, 1996,
   respectively                                                   3,263                      5,241
 Inventories                                                        444                        943
 Notes receivable                                                   247                        159
 Prepaid expenses and other current assets                          583                        351
                                                               --------                -----------
       Total current assets                                      13,225                      7,199
                                                               --------                -----------

        Property and equipment at cost                           16,289                     16,710
          Less accumulated depreciation and
            amortization                                         12,932                     12,435
                                                               --------                -----------
            Net property and equipment                            3,357                      4,275

Service contracts, net                                              420                        793
Software costs, net                                                 802                        535
Goodwill, net                                                        15                        170
Other assets, net                                                    56                         89
                                                               --------                -----------
                                                               $ 17,875                $    13,061
                                                               ========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings                                               $     --                $       500
 Accounts payable                                                 1,114                      1,694
 Deferred revenue                                                 1,661                      2,678
 Other accrued liabilities                                          428                        837
 Accrued salaries and wages                                         126                        476
 Current portion of long-term debt                                  161                        192
                                                               --------                -----------
     Total current liabilities                                    3,490                      6,377

Long-term debt                                                       89                        201
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value; 5,000,000
     shares authorized; none issued                                  --                         --
 Common stock, no par value; 20,000,000 shares
     authorized; 10,752,192 and 6,595,453 shares
     issued and outstanding at November 24, 1996
     and February 25, 1996, respectively                         30,813                     21,242
 Accumulated deficit                                            (16,579)                   (14,694)
 Unamortized restricted stock plan expense                          (13)                       (18)
 Foreign currency translation adjustment                             75                        (47)
                                                               --------                -----------
       Total shareholders' equity                                14,296                      6,483
                                                               --------                -----------
                                                               $ 17,875                $    13,061
                                                               ========                ===========

                           See accompanying notes.

                              ALPHA MICROSYSTEMS
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Three Months Ended                 Nine Months Ended
                                                   -----------------------------    -----------------------------
                                                   November 24,     November 26,    November 24,     November 26,
                                                       1996            1995             1996             1995
                                                   ------------     ------------    ------------     ------------
Net sales:
  Product                                            $  2,007         $ 3,666         $  6,940         $ 11,490
  Service                                               3,434           4,602           11,725           13,928
                                                     --------         -------         --------         --------
    Total net sales                                     5,441           8,268           18,665           25,418
                                                     --------         -------         --------         --------

 Cost of sales:
  Product                                               1,110           2,401            3,716            6,962
  Service                                               2,779           3,289            8,955            9,448
                                                     --------         -------         --------         --------
    Total cost of sales                                 3,889           5,690           12,671           16,410
                                                     --------         -------         --------         --------

 Gross Margin                                           1,552           2,578            5,994            9,008

  Selling, general and administrative expense           2,189           2,716            6,730            8,277
  Research and development expense                        443             489            1,511            1,559
                                                     --------         -------         --------         --------
    Total operating expenses                            2,632           3,205            8,241            9,836
                                                     --------         -------         --------         --------

  Loss from operations                                 (1,080)           (627)          (2,247)            (828)

  Interest income                                         (95)            (22)            (163)             (72)
  Interest expense                                          3               5               29               26
  Other (income) expense, net                            (123)              4             (230)            (221)
  Foreign exchange (gain) loss                              2             (17)             (24)             (57)
                                                     --------         -------         --------         --------
    Total other income                                   (213)            (30)            (388)            (324)
                                                     --------         -------         --------         --------

Loss before taxes                                        (867)           (597)          (1,859)            (504)
Provision for income taxes                                 23              --               28               --
                                                     --------         -------         --------         --------
Net Loss                                             $   (890)        $  (597)        $ (1,887)        $   (504)
                                                     ========         =======         ========         ========

Net loss per share                                   $  (0.08)        $ (0.09)        $  (0.19)        $  (0.08)
                                                     ========         =======         ========         ========
Number of shares used in the
    computation of per share amounts                   10,804           6,565            9,929            6,561
                                                     ========         =======         ========         ========


                             See accompanying notes.

                               ALPHA MICROSYSTEMS
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          Nine Months Ended
                                                                   -----------------------------
                                                                   November 24,     November 26,
                                                                       1996             1995
                                                                   ------------     ------------
Cash flow from operating activities:
    Net loss                                                          $(1,887)        $  (504)
    Adjustments to reconcile net loss
        to net cash provided by (used in)
        operating activities:
            Gain (loss) on sale of fixed assets                             1            (211)
            Depreciation and amortization                               1,689           1,612
            Provision for losses on accounts receivable                    62             (25)
            Provision for inventories                                     (44)            143
            Other changes in operating assets and liabilities:
                Accounts receivable                                       182            (802)
                Inventories                                              (147)            541
                Prepaid expenses and current assets                      (367)           (160)
                Accounts payable and other
                    accrued liabilities                                   124             434
                Accrued salaries and wages                               (240)           (694)
                Deferred revenue                                         (515)           (494)
                Other, net                                               (375)             46
                                                                      -------         -------
                     Net cash used in operating activities             (1,517)           (114)
                                                                      -------         -------
Cash flow from investing activities:
    Proceeds from sale of fixed assets                                     10             280
    Sale of subsidiary                                                  1,489              --
    Acquisition of businesses                                              --             (80)
    Acquisition of service assets                                          --             (96)
    Purchases of equipment                                               (382)         (1,552)
    Capitalization of software costs                                     (379)           (745)
    Other, net                                                             --               3
                                                                      -------         -------
        Net cash provided by (used in) investing activities               738          (2,190)
                                                                      -------         -------
Cash flows from financing activities:
    Proceeds from borrowings                                               --             500
    Issuance of common stock                                            9,486              19
    Stock options exercised                                                90              --
    Principal debt repayments                                            (608)           (343)
                                                                      -------         -------
         Net cash provided by financing activities                      8,968             176
                                                                      -------         -------
Effect of exchange rate changes on cash                                    (6)             (6)
                                                                      -------         -------
Increase (decrease) in cash and cash equivalents                        8,183          (2,134)

Cash and cash equivalents at beginning of period                          505           3,289
                                                                      -------         -------

Cash and cash equivalents at end of period                            $ 8,688         $ 1,155
                                                                      =======         =======

                             See accompanying notes.

                               ALPHA MICROSYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INTRODUCTORY NOTE

      This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the ability of the Company to continue to meet its financial obligations and the continued availability of financing, (ii) the market acceptance of the Company's hardware and software products and services, including the recently announced AlphaCONNECT (TM) family of products, (iii) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities, and (iv) anticipated competition.

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


1.    INTERIM ACCOUNTING POLICY

      In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at November 24, 1996, the consolidated results of its operations for the three and nine month periods ended November 24, 1996 and November 26, 1995 and its cash flows for the nine month periods ended November 24, 1996 and November 26, 1995. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 25, 1996.

      The results of operations for the nine month period ended November 24, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.


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

PER SHARE INFORMATION

      Per share information is based upon the weighted average common shares outstanding during the periods ended November 24, 1996 and November 26, 1995.


TRANSLATION OF FOREIGN CURRENCIES

      The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at quarter-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation in a separate component of shareholders' equity.


2.    SALE OF SUBSIDIARY

      On August 19, 1996, the Company sold its UK subsidiary, Alpha Microsystems Great Britain ("AMGB"), to Sanderson Electronics PLC ("Sanderson"), for 907,792 ordinary shares of Sanderson. In conjunction with this sale, the Company and Sanderson signed a three year hardware distribution agreement allowing Sanderson to sell Alpha Microsystems hardware products in the United Kingdom and Eire. In addition, as part of the sale agreement, the Company has agreed to negotiate in good faith toward developing a strategic alliance with Sanderson, whereby Sanderson would distribute and market the Company's AlphaCONNECT family of products in the United Kingdom and potentially in Southeast Asia. The Company recognized a gain of approximately $37,000 from this sale. On September 17, 1996, the Company sold the Sanderson shares for approximately (pound)1,350,000 or $2,100,000.

3.    INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories net of reserves for excess and obsolete inventories of $83,000 and $1,726,000 at November 24, 1996 and February 25, 1996, respectively, are comprised of the following:

                                             (IN THOUSANDS)
                                  ------------------------------------
                                  NOVEMBER 24, 1996  FEBRUARY 25, 1996
                                     (UNAUDITED)         (AUDITED)
                                  -----------------  -----------------

                Raw materials          $    276          $    116
                Work in process              14                --
                Finished goods              154               827
                                       --------          --------
                                       $    444          $    943
                                       ========          ========

The reserve for excess and obsolete inventory of the Company's UK subsidiary AMGB at February 25, 1996 was $1,580,000.


4.    DEBT

      On October 11, 1996, the Company and its bank signed an amendment to the Company's existing loan agreement extending its credit line to October 10, 1997. Pursuant to the terms of the amendment, the Company has a revolving line of credit up to a maximum limit of $2,000,000, based upon 50 percent of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowings under the line of credit bear interest at prime plus two and one half percent (2.5%). In addition, the Company agreed to issue 25,000 warrants to the lender. The price of the new warrants is at the market value of the Company's common stock as of the date of the loan.

      The line of credit is secured by substantially all of the Company's assets. Its availability is subject to financial covenants requiring that the Company maintain a quick ratio not less than 3.0 to 1, a tangible net worth not less than $12,750,000 and a ratio of total liabilities to tangible net worth no more than 0.50 to 1. The covenants also require the Company's net losses for the current fiscal year ending February 23, 1997 not exceed $2,200,000, and thereafter the Company cannot incur any losses (after taxes) in any fiscal quarter, other than for a loss (after taxes) in a single fiscal quarter during any fiscal year if the amount of such loss does not exceed $250,000. At November 24, 1996, the Company had no outstanding bank borrowings.

5.    NOTE RECEIVABLE

      In April 1995, as part of the consideration for selling the Belgian subsidiary to a member of local management, the Company received a note for 15,000,000 Belgian francs, payable over a two year period from the date of the note, of which 7,000,000 Belgian francs has been paid.

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

      The Company redeemed its Redeemable Public Warrants on June 17, 1996, pursuant to its notice of redemption issued on May 14, 1996. Prior to the redemption date, approximately 3,411,000 or 98.5 percent of the outstanding Redeemable Public Warrants were exercised, resulting in gross proceeds to the Company of approximately $8,528,000. Certain other warrants were also exercised during the period, resulting in the additional issuance of 692,969 shares, and approximately $1,574,000 of additional gross proceeds. Total shares issued from the exercise of all warrants were 4,103,969 (including 50,000 shares redeemed by the Company's bank), resulting in total gross proceeds of approximately $10,102,000. The proceeds from the exercise of all warrants, net of underwriting expense of $300,000, legal expenses of $119,000, and other expenses of $197,000 were $9,486,000.

      The Redeemable Public Warrants traded on Nasdaq National Market under the symbol "ALMIW" ceased trading at the close of the market on June 17, 1996.

7.    INCOME TAXES

      The Company is currently evaluating the effect from the redemption of warrants on the change in the Company's ownership and therefore on the potential utilization of the federal and state net operating loss carryforwards. Section 382 of the Internal Revenue Code restricts the utilization of net loss carryforwards if the ownership change is greater than 50 percent during any three year period. The Company had federal net operating loss carryforwards totaling approximately $17,500,000 at February 25, 1996, which begin to expire in fiscal year 2007.

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


9.    CONTINGENCIES

LITIGATION

      The Company's current involvement with litigation is as follows:

      Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. The Court has continued its temporary stay of this lawsuit in its entirety until January 16, 1997 in order to await the outcome of virtually identical litigation instituted by the plaintiffs against AMB in Belgium. A settlement of the case between AMB and Andre Warnier in the Belgium action was effected on October 18, 1996. Five hundred thousand ($500,000) dollars of the compensatory damages in the Orange County lawsuit were related to the claims by Mr. Warnier. This settlement should result in a dismissial of the Warnier portion of the Orange County lawsuit. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

      In December 1995, Phoenix Marketing, Inc. dba Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. In an order dated November 14, 1996, the court referred this case to arbitration, which arbitration must be completed on or before October 31, 1997. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

      The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and nine month periods ended November 24, 1996, and November 26, 1995:

                                                             RELATIONSHIP TO NET SALES
                                          -----------------------------------------------------------------
                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          ------------------------------     ------------------------------
                                          NOVEMBER 24,      NOVEMBER 26,     NOVEMBER 24,      NOVEMBER 26,
                                              1996              1995            1996               1995
                                          ------------      ------------     ------------      ------------

Net sales                                      100.0%            100.0%            100.0%            100.0%
Cost of sales                                   71.5              68.8              67.9              64.6
                                            --------          --------          --------          --------
Gross margin                                    28.5              31.2              32.1              35.4

Selling general and                             40.2              32.8              36.1              32.6
   administrative expense
Research and development expense                 8.1               5.9               8.1               6.1
Interest income                                 (1.7)             (0.3)             (0.9)             (0.3)
Interest expense                                 0.1               0.1               0.1               0.1
Other (income) expense, net                     (2.3)              0.1              (1.2)             (0.9)
Foreign exchange (gain) loss                     0.1              (0.2)             (0.1)             (0.2)
                                            --------          --------          --------          --------
Loss from operations before taxes              (16.0)             (7.2)            (10.0)             (2.0)
Provision for income taxes                       0.4                --               0.1                --
                                            --------          --------          --------          --------
Net loss                                       (16.4)%            (7.2)%           (10.1)%            (2.0)%
                                            ========          ========          ========          ========

GENERAL

      On April 3, 1996, the Company released its new Internet and Intranet software, AlphaCONNECT. AlphaCONNECT is a software and communications tool for selectively mining and harvesting data from Internet sites and legacy applications running on corporate Intranets. Harvested data can be used to create dynamic self-updating Web pages, or converted and delivered to popular applications that run under Microsoft Windows, Windows 95 or Windows NT. AlphaCONNECT Messenger, an add-on E-Mail software system for use with AlphaCONNECT, was introduced on May 15, 1996. On October 1, 1996, the Company announced a new AlphaCONNECT based product called "StockVUE", which provides automated stock quote, stock price, and trading volume line and alerts, retrieval of company news and SEC filings. On November 13, 1996, the Company announced the limited beta availability of its new Internet software application, code-named AlphaCONNECT Advantage, an intelligent agent for online research and analysis.

      The Company has significantly expanded the level of its sales and marketing resources for Internet and Intranet products. While it is unlikely that revenues for these products will increase sufficiently in the short-term to offset the additional investment, management believes that these products will enhance the long-term outlook of the Company.

      The Company had a net loss of $1,887,000 or $0.19 per share, during the nine months ended November 24, 1996, compared to a net loss of $504,000, or $0.08 per share, during the same period in the prior fiscal year. The results of the two periods differed primarily due to investment in the Internet/Intranet family of products, the absence of the UK subsidiary in comparison to the same period in the previous year, increased losses incurred at AlphaHealthCare, and decline in the Company's revenue from traditional products.

RESULTS OF OPERATIONS

      Nine Months Ended November 24, 1996 and November 26, 1995

      Net sales decreased $6,753,000, or 26.6%, to $18,665,000 for the nine month period ended November 24, 1996, from $25,418,000 for the nine month period ended November 26, 1995.

      Total product revenues declined $4,550,000, or 39.6% to $6,940,000 from approximately $11,490,000 for the comparable period. Approximately 50% of the decline in product revenues was attributable to the European market (including $1,604,000 attributable to the absence of the UK subsidiary sold on August 19,
1996). The remaining decline was due to a decrease in the Company's domestic traditional product revenues and the product revenues at its AlphaHealthCare subsidiary.

      Total service revenue for the nine months ended November 24, 1996, declined $2,203,000, or 15.8%, to $11,725,000 from $13,928,000 for the same period in the prior year. Approximately 64% of this decline was due to the European market (including $836,000 attributable to the absence of the Company's UK subsidiary). The remaining decline was due to a decrease in the Company's traditional Alpha Micro Operating System ("AMOS") based service contracts, and a decrease in support revenues from the Company's AlphaHealthCare subsidiary. The Company has expanded its base of support services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is expanding its domestic service sales and marketing efforts to capitalize on its current base and further expand revenues from the open systems generation market.

      Total gross margin for the Company for the nine months ended November 24, 1996, decreased to 32.1% compared to 35.4% during the same period last year. Product gross margin for the first nine months of fiscal 1997 increased to 46.5% compared to 39.4% during the same period in the prior year. The increase in product gross margin was primarily due to a relatively greater proportion of higher margin AMOS products sold both in the domestic and European markets. In addition, the move to a smaller corporate headquarters where most of the manufacturing is housed, a reduction in headcount in the manufacturing area, and a continued effort to control costs, also contributed to the improvement in product gross margin.

      Service business gross margin declined to 23.6% during the nine months ended November 24, 1996 from 32.2% during the same period in the prior year. The decline in gross margin was primarily due to lower service margins due to the absence of the Company's UK subsidiary, reductions in cost of goods sold, primarily labor costs, not fully offsetting the revenue decline in the domestic service operations, and reduced support margins at the Company's AlphaHealthCare subsidiary associated with lower revenues and severance expense. The domestic service organization reduced selling, general and administrative expenses which assisted in partially offsetting the overall impact of the service revenue decline. To improve revenues, the service organization is focusing on obtaining new contracts for its networking support services, supporting vertical markets with services, and increasing third-party services. Revenues from these new areas of focus generally produce lower margins than the Company's traditional service business. The Company continues to evaluate potential service acquisitions which meet its financial and marketing criteria.

      Selling, general and administrative expenses decreased $1,547,000 to $6,730,000 for the nine months ended November 24, 1996, from $8,277,000 for the comparable period in the prior fiscal year. The absence of the UK subsidiary during the last four months of the current period resulted in a decrease of approximately $997,000 in selling, general and administrative expenses. Additionally, a reduction in headcount and a more vigilant approach to expense control in areas relating to the traditional business resulted in a reduction of $1,322,000 in selling, general and administrative expenses. This was partially offset by increases in the Company's investment in resources for the Internet and Intranet markets.

      Research and development expenses (which include engineering support and services) incurred for the nine months ended November 24, 1996 did not materially change from the same period in the prior fiscal year. Additionally, approximately $379,000 of new software development expenses have been capitalized in the first nine months of the current fiscal year, as compared to $745,000 in the comparable period of the prior fiscal year. Research and development expenses as a percentage of product sales increased to 21.8 percent in the nine months just ended from 13.6 percent during the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended November 24, 1996, the Company's working capital increased by $8,913,000 to $9,735,000 from $822,000 at February 25, 1996. Net cash and cash equivalents increased during the nine month period ended November 24, 1996 by $8,183,000 to $8,688,000, primarily due to the redemption of warrants. Net cash used in operating activities during the first nine months of the current fiscal year was $1,517,000 compared to $114,000 during the same period in the prior fiscal year primarily due to the Company's increased investment in Internet and Intranet products.

      On October 11, 1996, the Company and its bank signed an amendment to the Company's existing loan agreement extending its credit line to October 10, 1997. Pursuant to the terms of the amendment, the Company has a revolving line of credit up to a maximum limit of $2,000,000, based upon 50 percent of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowings under the line of credit bear interest at prime plus two and one half percent (2.5%). In addition, the Company agreed to issue 25,000 warrants to the lender. The price of the new warrants is at the market value of the Company's common stock as of the date of the loan.

      The line of credit is secured by substantially all of the Company's assets. Its availability is subject to financial covenants requiring that the Company maintain a quick ratio not less than 3.0 to 1, a tangible net worth not less than $12,750,000 and a ratio of total liabilities to tangible net worth no more than 0.50 to 1. The covenants also require the Company's net losses for the current fiscal year ending February 23, 1997 not exceed $2,200,000, and thereafter the Company cannot incur any losses (after taxes) in any fiscal quarter, other than for a loss (after taxes) in a single fiscal quarter during any fiscal year if the amount of such loss does not exceed $250,000. At November 24, 1996, the Company had no outstanding bank borrowings.

      The Company redeemed its Redeemable Public Warrants on June 17, 1996, pursuant to its notice of redemption issued on May 14, 1996. Prior to the redemption date, approximately 3,411,000 or 98.5 percent of the outstanding Redeemable Public Warrants were exercised, resulting in gross proceeds to the Company of approximately $8,528,000. Certain other warrants were also exercised during the period, resulting in the additional issuance of approximately 692,969 shares and approximately $1,574,000 of additional gross proceeds. Total shares issued from the exercise of all warrants were 4,103,969 (including 50,000 shares redeemed by the Company's bank), resulting in total gross proceeds of approximately $10,102,000. The proceeds from the exercise of all warrants, net of underwriting expense of $300,000, legal expenses of $119,000, and other expenses of $197,000 were $9,486,000.

      The Company believes that it has sufficient working capital to finance its requirements for the next twelve months. The Company's capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional business; the success, timing, and amount of investment required to penetrate the Internet/Intranet markets; service revenue growth or decline; and potential acquisitions.

      PART II.  OTHER INFORMATION


6.    Exhibits and Reports on Form 8-K.

            (a)   See Exhibit Index.

            (b) No Form 8K was filed during the quarter ended November 24, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALPHA MICROSYSTEMS
                                             (Registrant)

Date:  January 7, 1997                    By:/s/  Douglas J. Tullio
                                             ----------------------
                                          President and
                                          Chief Executive Officer

Date:  January 7, 1997                    By:/s/  James A. Sorensen
                                             ----------------------
                                          Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Number                  Description of Documents
------                  ------------------------

10.73 Amendment to Loan Agreement by and between Alpha Microsystems and Silicon Valley Bank dated October 11, 1996

10.74       Warrant to Purchase Stock issued to Silicon Valley Bank on November
            22, 1996

10.75 Registration Rights Agreement by and between Alpha Microsystems and Silicon Valley Bank dated November 22, 1996

10.76 Antidilution Agreement by and between Alpha Microsystems and Silicon Valley Bank dated November 22, 1996

10.77 Employment Agreement by and between Alpha Microsystems and James A. Sorensen dated November 7, 1996

27.         Financial Data Schedule