Form 10-K
period 1997-02-23
ALPHA MICROSYSTEMS
filed 1997-05-23
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the fiscal year ended February 23, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to ________________

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

       Registrant's telephone number, including area code: (714) 957-8500

           Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of its common stock on May 19, 1997 on the NASDAQ National Market, a date within 60 days prior to the date of filing, was $17,247,398.

As of May 19, 1997, there were 10,821,897 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days after the close of the registrant's fiscal year ended February 23, 1997, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

                                INTRODUCTORY NOTE

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the market acceptance of the Company's hardware and software products and services, including its AlphaCONNECT Internet/intranet product, (ii) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities, and (iii) anticipated competition.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The Company's future success will be highly dependent upon its ability to develop, produce, and market products and services that incorporate new technology, are priced competitively, and achieve significant market acceptance. There can be no assurance that the Company's products and services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product and service introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product and services transitions, and the Company's ability to manage its expenses in proportion to its revenues. There can be no assurance that such new product and service introductions will occur without adversely affecting the Company's revenues, cash flow, results of operations and financial condition.

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

ITEM 1. BUSINESS

Alpha Microsystems (the "Company" or "Alpha Micro") is a California corporation with its principal offices located at 2722 S. Fairview Street, Santa Ana, CA 92704 (telephone number 714/957-8500). The Company provides information technology products (including products for the Internet/intranet market) and services (including consulting, maintenance, support and networking) to a variety of market segments. The Company provides these services through its more than 40 locations throughout North America.

This Annual Report on Form 10-K refers to various trademarks of the Company and certain trademarks of other companies.

GENERAL DEVELOPMENT OF THE BUSINESS

The Company was incorporated under California law on March 17, 1977. During the last five years, the Company completed several acquisitions and dispositions including both product lines and subsidiaries. Certain of these acquisitions included service and software operations. While these acquisitions enabled it to generate additional service revenues, there was significant attrition in acquired customer bases.

In fiscal 1996, the Company sold CV Systems to Veterinary Centers of America ("VCA"), a major user of the product. The sale resulted from market pressures from veterinary industry consolidation and the Company's belief that it could apply its resources toward areas with greater growth potential. Also in 1996, the Company refocused its marketing strategy for PANDA, its food service software product, and evaluated additional development of Alpha2000, its dental office software product, in an effort to economically enhance its market acceptance. These efforts were unsuccessful and management began evaluating these operations for potential disposition. In 1996, the Company also finalized the sale of Alpha Microsystems Belgium, S.A. to a member of its Belgian management. Subsequent to this sale, the Company continued to conduct its European operations directly through Alpha Microsystems Great Britain Limited ("AMGB").

In fiscal 1997, the Company sold its remaining European operation, Alpha Microsystems Great Britain Limited ("AMGB"), including Sabre Business Systems Limited, and its remaining vertical software operations, PANDA and AlphaHealthCare. These dispositions were consistent with the Company's strategy to concentrate its resources on the service business and to develop and launch the AlphaCONNECT Internet/intranet software products. (See Transition Plan.)

DESCRIPTION OF BUSINESS

The Company is a supplier of information technology products and services. The Company historically had two principal lines of business: (1) the sale of computer and networking hardware and software products, and (2) the service of its own and third-party hardware and software products as well as installation, training, and consulting services. In recognition of the intensely competitive nature of the computer hardware industry and the migration towards open system environments and away from proprietary systems such as those primarily sold by the Company, the Company has in the last several years as part of a transition plan focused its efforts on vertical niche markets, the expansion of its service business and the development and marketing of AlphaCONNECT, an Internet/intranet software product (See Transition Plan). The movement into vertical niche markets did provide additional service revenues. However, the products were not sufficiently successful to warrant additional capital commitments. Accordingly, the Company sold its remaining vertical niche software businesses in fiscal 1997 but continues to provide service to the customer bases of these businesses.

In fiscal 1997, service revenues accounted for 63.0% of total revenues and product sales accounted for 37.0% of total revenues, as compared to fiscal 1992, when service revenues accounted for 33.3% of total revenues and product sales accounted for 66.7% of total revenues.

The following table sets forth the percentage contribution to total company revenues of each of these principal lines of business for the periods indicated:

                             PERCENTAGE OF REVENUES

                                            FISCAL YEAR ENDED
                            --------------------------------------------------
                            FEBRUARY 23,       FEBRUARY 25,       FEBRUARY 26,
                                1997               1996               1995
                                ----               ----               ----
Product Revenues                37.0%              44.2%              48.5%
Service Revenues                63.0%              55.8%              51.5%

TRANSITION PLAN

During the mid-1990s through fiscal 1997, the Company implemented a transition plan to realign its hardware business and focus on its software and services businesses. At the same time, the Company redeployed certain assets, closed certain facilities, downsized its employment, initiated asset management programs and adjusted its intangibles to more accurately reflect current market values.

The Company closed its Italian operation in fiscal 1994 and transferred customer service responsibilities for Italian customers to its United Kingdom subsidiary, AMGB. The Company also closed its French subsidiary and disposed of its Belgian subsidiary by selling it to one of the Belgian employees in 1996. In fiscal 1997 AMGB and Sabre were sold to Sanderson Electronics PLC.

In fiscal 1996, the Company wrote down certain intangibles to more accurately reflect the current market value of such intangibles. A write-down was taken at the end of fiscal 1996 and aggregated $1,995,000; this write-down was associated with certain vertical software products and goodwill related to its PANDA and AlphaHealthCare operations. In fiscal 1997, the Company sold these two operations. Each was sold for a base price, consisting of cash and notes which approximated the Company's net book value, and a contingent or "Earnout" amount which depends on the future performance of the businesses sold. Contingent or earnout amounts realized in the future will be included in the Company's results of operations when earned.

The Company has also taken steps that have reduced operating expenses and has developed improved asset management techniques. In fiscal 1996, the Company moved its corporate, software development, engineering, servicing operations and its hardware manufacturing operation into a smaller facility in Santa Ana, California. The Company also instituted asset management techniques to maximize available working capital while funding software development. As a result of these efforts the Company's working capital requirements were substantially reduced by the end of fiscal 1996. The Company also reduced its personnel worldwide from 392 at the end of fiscal 1995 to 191 at the end of fiscal 1997.

Additionally, the Company significantly reduced the expenses associated with the hardware business to bring these expenses in line with the associated revenues. Steps taken have included a substantial reduction in the Company's hardware workforce and sales force, the outsourcing of subassemblies and certain product lines, the reduction of floor space allocated to hardware integration and a substantial reduction in hardware engineering expense. The Company also reorganized its hardware business as a division within Alpha Microsystems Services Organization ("AMSO"), resulting in a reduction of personnel expenses associated with hardware products.

During this period the Company redirected some of its available resources and assets toward the development and sale of software and information technology services. The Company's investment in the development and introduction of new products contributed to its losses during each of the fiscal years 1995, 1996 and 1997. In late 1996 and for the year 1997, a major portion of these resources were committed to the development and launching of the AlphaCONNECT family of Internet/intranet products.

PRODUCTS

         ALPHACONNECT

         In fiscal 1997, the Company announced the introduction of its AlphaCONNECT technology and software products for use in Internet/intranet applications. The patent pending AlphaCONNECT technology, which is highly customizable, allows for smart data harvesting, conversion and delivery. Based on user-specified criteria and under the control of a built-in timer, AlphaCONNECT technology controls the entire data harvesting and updating cycle. The technology can be set up to establish connections with legacy applications or Web sites, collect the desired data, launch the appropriate Windows application or Web page updating routines, filter the incoming source data, map the output to the specified destination and shut down the application when all processes are completed. When delivering data to Windows applications, AlphaCONNECT can create new documents or spreadsheets, or update existing ones containing user-defined formulas, formats and attributes. AlphaCONNECT also facilitates the development and maintenance of dynamically self-updating Web pages.

AlphaCONNECT is the underlying technology found in several applications developed and announced by the Company. The Company has released AlphaCONNECT Pro for harvesting Internet data and delivering it to user applications such as Microsoft Excel, Microsoft Access, Microsoft Word, Quattro Pro, WordPerfect, Borland Paradox and others, and Web browsers including Netscape and Microsoft Internet Explorer. Also released is AlphaCONNECT StockVue, an agent application ready-tailored for OEMs or for use by end-users to monitor their investment portfolios, which provides custom delivery of financial data such as stock and mutual fund quotes, news, charts and filings. The Company has announced the future release of AlphaCONNECT BusinessVue which provides end users with a feed of filtered, corporate and business information from the Internet. The Company also is testing the prototype of its AlphaCONNECT Pro 2.0 software. An upgrade to the previously released Pro product, version 2.0, features Open Data Base Compliancy and multi-media capabilities, as well as other enhancements. The Company expects Pro 2.0 to be released for sale in fiscal 1998. In addition, the Company has released its AlphaCONNECT Messenger technology for e-mail applications; this technology is currently embedded in all AlphaCONNECT products.

The AlphaCONNECT technology provides the necessary components for additional client applications and can be integrated with other software products and environments. The

Company plans to continue to research and develop additional Internet/intranet strategies to keep pace with this fast changing market. Some of these strategies are anticipated to expand the integration of the AlphaCONNECT technology with third-party products and/or services currently being developed or marketed today. No assurance can be given that any of these strategies will be successfully implemented.

         HARDWARE

         The Company supports its customers with personal computer products through its AlphaDirect program, through which the Company markets third-party PC and peripheral products, and with its proprietary family of AM Series computer systems, based primarily on the Motorola 680XX family of microprocessors.

The AM Series consists primarily of the Eagle family of small business computer systems. The Eagle family was first introduced by the Company in 1994 with the latest member being the Super Eagle, which commenced delivery in late fiscal 1996. The AM Series also includes the AM-4000 as well as the recently announced AM-6000 which is presently undergoing customer field testing and is anticipated to be available for sale in the second quarter of fiscal 1998.

The primary operating system licensed with the Company's products is AMOS, the Company's proprietary operating system. The Company also incorporates Novell NetWare, SCO UNIX, MS-DOS, and Microsoft Windows, among others, into certain of its products. In addition to operating systems software, the Company markets and distributes a variety of software products for its hardware systems including language compilers, development and conversion tools, networking products, application programs, and utility programs.

SERVICES OPERATION

The Company maintains service operations that employ approximately 123 service personnel in North America to provide service and technical support to the Company's customers and certain dealers. The Alpha Microsystems Services Operation ("AMSO") provides multi-vendor hardware and software maintenance and repair services throughout the United States and Canada via a network of 41 field offices linked to a national dispatch and advisory center. Through the Alpha Micro Technical Assistance Center, the Company responds to questions from dealers and end users around the world by electronic and telephone communications channels. The Company intends to expand the service segment of its business through new service contracts, expansion of time and material servicing, and alliances with third-party firms, although no assurances can be given that the Company will be successful in expanding its services operation above current levels.

While the Company's service revenues have decreased, AMSO's contribution to the Company's operations has increased over the past years due to the decline in product revenues. On a worldwide basis, revenues from service operations represented 63.0%, 55.8% and 51.8% of total revenues for fiscal 1997, 1996 and 1995, respectively. AMSO continues to develop opportunities to service selected products manufactured by third parties in an effort to more fully exploit the Company's service capabilities. AMSO's services also include the design and installation of computer networks. Other professional services offered by AMSO include consulting services related to site preparation work, electrical power and cabling analysis, air conditioning, humidity and static electricity problems, and lightning protection for computer systems.

DISTRIBUTION AND MARKETING

The Company currently markets its hardware products through a network of approximately 186 dealers and distributors located in North America, Europe, Latin America, Australia and the Asia Pacific area. The Company's distribution to its dealers and distributors is supported by sales and marketing personnel located at the Company's headquarters as well as in various metropolitan locations throughout the United States. In addition, the Company engages in direct marketing of hardware in its service operations.

Sales of the Company's hardware are dependent upon several large customers, however none of the Company's customers represents more than 10% of the consolidated revenues. The loss of one or more of the Company's large hardware customers could have a material adverse effect on the Company's results of operations.

The distribution strategy for AlphaCONNECT is focused on several methods of distribution which include: (i) establishing OEM relationships with hardware and software developers and suppliers; (ii) forming alliances with computer products distributors; (iii) creating relationships with mass merchandisers and software retailers; (iv) direct marketing to corporate environments; (v) developing associations with shareware providers; and (vi) selling via the electronic marketplace of the Internet. The Company has committed significant resources to developing these channels and creating market awareness. In fiscal 1997, approximately $1,200,000 was committed to these programs. Using one or more of these distribution channels, the Company intends to derive revenues from the sale of product, licensing of technology, or revenue sharing relationships. In the first quarter of fiscal 1998, the Company is distributing StockVue 2.0 at nominal or no cost, both to promote name recognition and to facilitate use of StockVue in arrangements which may in the future generate advertising revenue income. However, direct revenue advertising on the Internet is in the early stages, revenues expected from such advertising have not yet materialized, the revenues available through the Company's present alliances are uncertain, and there is no assurance that substantial revenues will be realized through such advertising revenues.

During fiscal 1996 and 1997, AMSO developed a national field sales and marketing group with a view toward expanding the service business through a more aggressive direct sales process. AMSO's sales efforts are concentrated on securing contracts for service of open systems such as IBM RS6000s and Microsoft and Novell networks.

During fiscal 1997, 1996 and 1995, approximately 20%, 30% and 30% of the Company's total net sales were made to foreign dealers and users. From its headquarters in the United States, the Company sells its products directly to distributors and independent dealers in Europe, Mexico, Latin America, Australia, the Asia Pacific area and other international markets.

INTEGRATION AND SUPPLIES

The Company's hardware manufacturing process consists primarily of assembling, integrating, and testing a wide variety of purchased electronic and electromechanical components and subassemblies. Most components and subassemblies are available from a number of alternative sources and certain suppliers have provided the Company with favorable consignment arrangements. However, some components and subassemblies used by the Company are available from a limited number of outside suppliers and may periodically be in short supply. The Company maintains a supply of such limited source components which it believes is sufficient to enable it to continue operations until a replacement supplier could be qualified and any necessary redesign could be completed with the exception of a line of Motorola microprocessors. The inability of the Company to obtain the components and subassemblies necessary to enable it to fill its then-existing orders for any reason, including, but not limited to, shortages, product delays or work stoppages experienced by the Company's suppliers, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's backlog is not significant because lead-time is typically less than one week from receipt of order to shipment. The Company buys materials pursuant to short-term forecasts and builds inventory to a semi-finished goods state. The finished products are then integrated based upon individual customer orders.

FOREIGN OPERATIONS

The Company's foreign sales to dealers and users comprise a substantial part of the Company's total net sales (20%, 30% and 30% in fiscal 1997, 1996 and 1995, respectively). (See Note 11 to the Company's Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for financial information concerning the Company's foreign operations.)

The Company believes that its gross profit margins with respect to foreign product sales are not materially different from gross profit margins with respect to domestic sales. A significant portion of international receivables and payables are in currencies other than U.S. dollars, the value of which fluctuates in relation to U.S. currency. Currency fluctuations can have a material adverse affect on the Company's foreign revenue, profitability and cash flow in terms of U.S. dollars. Foreign currency exchange gains included in the determination of income (loss) from operations before taxes were ($42,000), $76,000 and $93,000 for the 1997, 1996 and 1995
fiscal years, respectively. To minimize the extent to which the Company may be affected by changes in the value of foreign currencies in relation to the U.S. dollar, from time to time the Company hedges some of its foreign currency transactions by short-term forward foreign exchange contracts. The Company's operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets), and other potentially detrimental domestic and foreign governmental policies affecting U.S. companies doing business abroad.

WARRANTY

The Company provides a one-year parts and labor return to factory or ninety-day on-site warranty with an option for on-site or extended warranties on most products, other than software. Software licensed by the Company is not warranted by the Company and is licensed "as is." Applications software and hardware provided by third parties is covered by the warranties of the third-party suppliers. The Company has not had significant warranty problems and believes its warranty reserves are adequate based on the Company's historical experience.

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company intends to continue investing in engineering, research and development for both the AlphaCONNECT line of products and the AM Series of hardware products. Annually, management determines the amount of such investment after considering the Company's profitability levels and technological standing within the industry. Engineering support and services and research and development expenses totaled $1,500,000, $2,093,000 and $2,239,000, or 17.3%,
14.5% and 11.9% of the Company's product revenue, respectively, in fiscal years 1997, 1996 and 1995. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain engineering costs related to software development after technological feasibility has been established and amortizes these costs as the respective products are sold. (See Note 1 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.)

The Company has, in the past, utilized independent software developers where appropriate and entered into agreements with such developers to design, enhance, and/or support products to be marketed by the Company. Some agreements provide for an initial amount to be paid as a development fee and a royalty structure based on future revenues received from the developed product and some provided for compensation on an hourly rate basis.Currently, the Company develops its software internally. However, such contracts may be utilized in the future as appropriate.

COMPETITION

The computer industry is characterized by rapid technological changes and product obsolescence and the Company, in particular, faces severe competitive pressures as many competitors have aggressively targeted the broad range of market segments in which the Company's products and services compete. The Company's competition includes a large number of hardware manufacturers, service providers and software developers and resellers, many of which have longer operating histories, greater name recognition, larger installed customer bases and databases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees, distribution partners, advertisers and content providers. As a result of their greater resources, they may also be better able than the Company to modify and enhance their products to meet changing market demands.

Due to the declining popularity of proprietary systems in favor of open systems such as Microsoft Windows, there is an ever declining number of distributors, dealers and developers of software and related products for use with the Company's proprietary systems, which continues to have an adverse effect upon the Company's competitive position, generally, impacting both its proprietary product sales and corresponding service business. The Company believes that its 41 Company service locations enable it to compete effectively against comparably-sized service providers in the open systems service market, where it is attempting to increase market penetration. However, there are larger service providers than the Company, and there can be no assurance that competition from existing competitors will not substantially increase, that established or new companies will not enter the market in direct competition with the Company or that the Company will be able to compete successfully with such existing or new competitors.

With respect to the Company's AlphaCONNECT technology, the market for Internet services and products is intensely competitive. Since there are no substantial barriers to entry for Internet services and products, the Company expects competition in these markets to persist. The Company believes that the principal competitive factors in these markets are name recognition, performance, ease of use, functionality, content and price. Competitors include online service and content providers, Web site operators, providers of Web browser software (such as Netscape and Microsoft) and other Internet services and products that incorporate data retrieval, conversion and delivery or "push" technology.

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

GOVERNMENTAL REGULATION

The Company's operations are subject to a number of federal, state and local laws relating to environmental, health, safety and labor matters applicable to business generally. The Company believes its business is operated in substantial compliance with all material applicable government regulations. However, there can be no assurances that future regulations will not require the Company to modify its products, business or operations to meet environmental, health, safety, or labor requirements, or that the Company will be able, for financial or other reasons, to comply with such future requirements. Failure to comply with future governmental regulations could subject the Company to fines or injunctions, which could result in a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is not aware of any claim involving violation of environmental, health, safety or labor laws or regulations, there can be no assurance that such claim may not arise in the future, which may have a material adverse effect on the Company's business, results of operations, and financial conditions.

The currently marketed versions of the Company's multi-user systems (including the recently announced AM-6000) have been successfully tested by an independent testing agency for compliance with Federal Communications Commission requirements for electromagnetic interference in commercial environments.

PATENTS, TRADEMARKS AND LICENSES

In addition to claiming standard copyright protection, the Company has submitted three provisional patent applications and one regular patent application to the United States Patent and Trademark Office with respect to certain aspects of its AlphaCONNECT technology. There can be no assurance that any patent will be issued with respect to any aspect of AlphaCONNECT. The Company may decide to abandon prosecution prior to issuance of a patent. In addition, there can be no assurance that the provisional patent applications will provide priority for the later filed regular patent application. If any patent issues, there can be no assurance that any claims allowed will be sufficiently broad to protect the Company's technology, to deter competitors or to prevent third parties from developing equivalent technology that does not infringe such claims, or that the patent will not otherwise be circumvented. In addition, there can be no assurance that any patents that may be issued will not be challenged, invalidated or held unenforceable, or that any rights granted thereunder would provide proprietary protection to the Company and its investment in AlphaCONNECT. Failure of any patents to provide protection of the Company's technology may make it easier for the Company's competitors to offer technology equivalent to or superior to the Company's technology.

"AlphaWRITE" (stylized)," "AlphaACCOUNTING," "AlphaACCOUNTING (stylized)," "AlphaBASIC," "AlphaCALC," "AlphaFORTRAN 77," "AlphaLAN," "AlphaPASCAL," "AlphaPASCAL Programming System," "AlphaRJE," "AlphaSERV," "AlphaWRITE (stylized)," "AMOS," "AMSO," "insight/AM," "NODESTAR," "Videotrax," "Videotrax and Design," and the slogan "Right. From The Start." Several of these marks have also been registered in certain foreign countries. The Company claims the trademark "OmniBasic" in certain foreign countries. The Company has also registered the trademark "Alpha Micro" in selected states and various foreign countries. In addition, the Company has pending applications for the marks "AlphaStockVue," "StockVue," "AlphaCONNECT," "AlphaCONNECT Messenger," and the slogan "AlphaCONNECT. Where the Internet gets down to business." The Company claims common law rights for the following marks: "AlphaCONNECT Pro," "AlphaCONNECT SportsVue," "SportsVue," "AlphaCONNECT BusinessVue," "BusinessVue," "AlphaCONNECT Power Package," "AlphaCONNECT EdgarVue," and "EdgarVue."

The Company markets a variety of software programs that it has either developed internally, acquired ownership rights to, or is marketing through license agreements with third-party vendors. Internally developed software, as well as software in which all ownership rights, title and interest have been acquired from any third-party vendor, is distributed to dealers and users through a licensing system primarily in object code format. Source code to these software programs is not licensed for distribution and the Company claims such intellectual property protection as may be available for such source code. The Company's proprietary AMOS operating system is marketed and maintained in this manner. Software acquired from third-party vendors pursuant to master licenses is distributed to the Company's dealers and users for their use pursuant to a structure of sub-licenses consistent with such master licenses.

The Company licenses the AlphaLAN network software product from U.A. Systems, Inc. pursuant to a nonexclusive, worldwide (except India) license that was renewed for a three-year term ending December 31, 1998, with successive one-year renewals. Either party may terminate such agreement upon giving notice to the other party at least 60 days prior to the end of any one-year renewal period. The Company licenses the AcuCOBOL AMOS-based compiler from AcuCOBOL, Inc. pursuant to a ten-year, exclusive worldwide license commencing October 29, 1992, and terminable by AcuCOBOL, Inc. upon default by the Company, including the Company's failure to meet certain minimum royalty requirements. Although no assurances can be given, the Company believes it will be able to renew its material licenses on terms that will be acceptable.

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

While patent, copyright and trade secret rights provide certain protection to the Company, the Company believes that its success is less dependent on those ownership rights than on its innovative skills, technical competence and marketing abilities.

EMPLOYEES

On February 23, 1997, the Company and its subsidiaries employed approximately 191 persons. The Company's ability to attract and retain qualified personnel is a significant factor in its future success. The Company has never experienced a work stoppage and at present no employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company occupies 48,643 square feet of a 66,200 square foot facility located in Santa Ana, California. The lease, which began on July 1, 1995, is for a term of 66 months with an average annual rent of $285,000. The Company is depreciating tenant improvements of $923,000 over the life of the lease. In fiscal 1997, the Company subleased a portion of the 66,200 square foot facility for approximately $95,000 annually.

ITEM 3. LEGAL PROCEEDINGS

Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. A settlement of the case between AMB and Andre Warnier in the Belgium action was effected on October 18, 1996. Five hundred thousand dollars ($500,000) of the compensatory damages in the Orange County lawsuit are related to the claims by Mr. Warnier. This settlement should result in a dismissal of the Warnier portion of the Orange County lawsuit. The Court has continued its temporary stay of this lawsuit in its entirety until July 1997 in order to await the outcome of virtually identical litigation instituted by the plaintiffs against AMB in Belgium. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

In December 1995, Phoenix Marketing, Inc. d.b.a. Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. The Iowa court has referred this case to arbitration, which arbitration must be completed on or before October 31, 1997. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                           OFFICERS OF THE REGISTRANT
                           --------------------------

Certain information regarding the officers of the Company is set forth in the following:

CLARKE E. REYNOLDS, 76, has served as Chairman of the Board of Directors of the Company since May, 1991 and has been a director of the Company since 1989. Mr. Reynolds served as Chief Executive Officer of the Company from January 1991 to August 1991, as President from November 1990 to May 1991, as Vice Chairman of the Board from October 1990 to May 1991, and as Chief Operating Officer of the Company from November 1990 to May 1991. Mr. Reynolds provided independent consulting services to the Company from 1984 through 1990, was an employee of the Company from November 1990 through May 1993, and presently provides independent consulting services to the Company. Mr. Reynolds was previously employed by NCR Corporation for over 47 years, during which time Mr. Reynolds held a variety of sales and marketing and general management positions including Vice President Pacific Region, Managing Director and Chairman of the Board NCR United Kingdom, Vice President NCR Europe and Vice President Executive Office. Mr. Reynolds serves as a Director of Sparta, Inc., which provides a wide range of scientific, engineering and technical assistance services, primarily for the U.S. military services and the Department of Defense.

DOUGLAS J. TULLIO, 54, has served as President, Chief Executive Officer and a Director of the Company since 1991. Mr. Tullio also served as Chief Operating Officer from May 1991 to March 1994. Mr. Tullio joined the Company in January 1990 and served as Executive Vice President of the Company and President of the Company's subsidiaries, Rexon Business Machines and AMS Computers. (In April 1990, these subsidiaries were merged into the Company.) From 1984 to 1989, he worked for General Automation, Inc., in the positions of President and member of the Board of Directors, Executive Vice President, Vice President, General Manager and Vice President of Sales and Marketing.

JAMES A. SORENSEN, 56, has served as Vice President and Chief Financial Officer of the Company since November 1996. Prior to joining the Company, Mr. Sorensen was a financial consultant. From 1993 to 1995, he was the Chief Financial Officer for Interfilm, a public company in the entertainment and computer industry. From 1986 to 1993, he was the Chief Financial Officer for Showscan Corporation, and from 1976 to 1985, was the Chief Financial Officer of Plitt Theaters, a national theater chain. Prior to 1976 he held various accounting and financial positions, including several years with Ernst & Young.

JOHN F. GLADE, 54, was appointed a Director in May 1996 and has served as Secretary of the Company since January 1987 and Vice President, Engineering and Manufacturing since May 1988. Mr. Glade joined the Company as Director of Engineering in September 1978, served as Vice President, Engineering from February 1979 until June 1985 and served as Vice President, Advanced Products Development from June 1985 until May 1988. He also served as Secretary of the Company from February 1983 to August 1985 and a Director of the Company from 1979 through 1994.

DENNIS E. MICHAEL, 39, was named Vice President of Marketing in May 1996 and previously held the position of Director of Marketing for the Company. He served in various marketing management capacities at the Company between 1983 and 1990 and with AST from 1990 to 1995.

RANDALL S. PARKS, 36, has served as Vice President of Services for the Company since 1995. Prior to his position as Vice President of Services, Mr. Parks served as Director of Service Operations, Eastern Regional Manager and Branch Field Engineering Manager for the Company. His previous experience was as field service engineer with several companies, including Uni Dynamics, Mettler Instruments and Consultant Field Engineering.

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

The following table sets forth the range of high and low sales prices for the Company's common stock (ALMI) for the fiscal quarters indicated, as quoted on the NASDAQ National Market:

                                                   HIGH                LOW
                                                   ----                ---
FISCAL YEAR ENDED FEBRUARY 23, 1997
-----------------------------------
First Quarter                                    $5 25/32           $    1/2
Second Quarter                                      4 3/4            1   1/4
Third Quarter                                       2 5/8            1 15/32
Fourth Quarter                                    2 15/32            1  3/16

FISCAL YEAR ENDED FEBRUARY 25, 1996
-----------------------------------
First Quarter                                    $1  3/32           $  25/32
Second Quarter                                    1  7/16              29/32
Third Quarter                                     1  7/16              15/16
Fourth Quarter                                    1   1/4               9/16

On May 19, 1997, the high was $1 11/16, the low was $1 19/32, and the approximate number of record holders of the Company's common stock was 515.

The Company has not paid dividends on its common stock, and it anticipates that for the foreseeable future it will not pay dividends. Should the Company desire to pay dividends, any such dividends would be subject to the prior written consent of the Company's lender and to any preferential rights to receive dividend payments contained in any securities subsequently issued by the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                                           FISCAL YEAR ENDED
                                   -------------------------------------------------------------------------------------------
                                    FEB. 23,             FEB. 25,               FEB. 26,            FEB. 27,          FEB. 28,
                                      1997                 1996                   1995                1994              1993
                                      ----                 ----                   ----                ----              ----
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product sales                      $     8,692          $    14,466          $    18,823          $    20,582       $    28,261
Service revenues                        14,820               18,297               19,962               18,747            16,781
                                   -----------          -----------          -----------          -----------       -----------
Net sales                               23,512               32,763               38,785               39,329            45,042
Cost of sales                           16,165               22,967               27,385               23,876            28,440
                                   -----------          -----------          -----------          -----------       -----------
Gross margin                             7,347                9,796               11,400               15,453            16,602
Income (loss) before taxes              (2,742)(4)           (3,555)(3)           (6,247)(2)              223            (3,819)(1)
Net income (loss)                       (2,770)(4)           (3,575)(3)           (6,247)(2)              336            (3,732)(1)
Net income (loss) per share        $     (0.28)         $     (0.54)         $     (0.95)         $      0.08       $     (1.25)
                                   ===========          ===========          ===========          ===========       ===========

Number of shares used in the
  computation of per share
  amounts                            9,727,432            6,564,882            6,580,470            4,025,090         2,993,878

BALANCE SHEET DATA:
Current assets                     $    12,976          $     7,199          $    10,914          $    15,252       $    15,193
Current liabilities                      3,648                6,377                7,726                6,936             8,985
                                   -----------          -----------          -----------          -----------       -----------
Working capital                          9,328                  822                3,188                8,316             6,208
Inventories                                305                  943                1,948                2,593             4,102
Total assets                            17,195               13,061               17,902               23,100            20,775
Long-term obligations                       34                  201                  140                  154                50
Shareholders' equity               $    13,513          $     6,483          $    10,036          $    16,010       $    11,740

------------------------
(1) Includes a charge of $2,676,000 for the restructuring of the Company's operations including the closure of its operations in France and Italy.

(2) Includes charges of $972,000 for the sale of Alpha Microsystems Belgium, S.A., $783,000 for the write-down of customer lists, $649,000 for the software associated with the Company's hardware business, $507,000 associated with the write-down of slow moving service spares, $279,000 severance, $694,000 in slow moving inventory associated with the Company's hardware business, and $304,000 in anticipation of the sale of the imaging and VSO product lines.

(3) Includes charges of $1,995,000 for the write-off of intangible assets primarily associated with the Company's AlphaHealthCare subsidiary and PANDA division.

(4) Includes $1,162,000 of expenses attributable to the launch and marketing expenses for the AlphaCONNECT software products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

The following table sets forth operational data as a percentage of net sales for the periods indicated:

                                                                RELATIONSHIP TO NET SALES
                                                     ----------------------------------------------
                                                                    FISCAL YEAR ENDED
                                                     ----------------------------------------------
                                                     FEB. 23,           FEB. 25,           FEB. 26,
                                                       1997               1996               1995
                                                       ----               ----               ----
Net sales:
  Product sales                                        37.0 %             44.2 %             48.5 %
  Service revenues                                     63.0               55.8               51.5
                                                      -----              -----              -----
Total net sales                                       100.0 %            100.0 %            100.0 %
Cost of sales                                          68.8               70.1               70.6
                                                      -----              -----              -----
Gross margin                                           31.2 %             29.9 %             29.4 %
Selling, general and administrative expense            38.3               36.2               40.1
Engineering, research and development expense           6.4                6.4                5.8
Interest (income) expense, net                         (1.0)              (0.2)              (0.4)
Other (income) expense                                 (0.8)              (1.6)                --
                                                      -----              -----              -----
Income (loss) before taxes                            (11.7)             (10.9)             (16.1)
Net income (loss)                                     (11.8)%            (10.9)%            (16.1)%

GENERAL

The Company, which was originally a designer and vendor of computer hardware and related systems software, has transitioned its business to focus on areas the Company believes offer higher growth potential. During this transition period, the Company incurred substantial operating losses in certain operations, took significant write-offs against non-performing assets and sold businesses that did not fit the Company's long-term strategy of developing a technology and service organization that was more focused on the changing marketplace.

As part of this transition strategy, costs were reduced in line with decreasing revenues in the hardware business, resources were invested in its service business and research and development focused on the development of software products for the PC, Web and Internet markets. In 1996, the first of the new products, AlphaCONNECT, was developed and announced.

During fiscal 1997, the Company continued to reduce expenses in the hardware related businesses, sold its remaining non-performing assets and European operations and developed a family of AlphaCONNECT software products for introduction to the marketplace. The Company's net loss for the year was $2,770,000. Included in the 1997 results are costs of approximately $1,162,000 related to the marketing and launching of the AlphaCONNECT product line.

During fiscal 1997, the Company's cash and liquidity position improved substantially as a result of a warrant call and sale of its European subsidiary. These sources of cash amounted to approximately $11,574,000 and provided the resources needed to market and develop the AlphaCONNECT software line while continuing to invest in the service business.

The Company operates on a 52/53-week fiscal year ending on the last Sunday in the month of February. Fiscal years 1997, 1996 and 1995 ended on February 23, 1997, February 25, 1996 and February 26, 1995, respectively.

The discussion herein is qualified by reference to the Introductory Note set forth in the beginning of this Annual Report on Form 10-K.

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales in fiscal 1997 decreased $9,251,000, or 28.2 percent, to $23,512,000, compared to $32,763,000 for fiscal 1996. This decrease includes $7,218,000, approximately 78.0 percent, relating to product lines and subsidiaries sold during 1997.

Total product revenue declined $5,774,000, or 39.9 percent, to $8,692,000 from approximately $14,446,000 for the comparable period in 1996. Approximately 57.9 percent of the decline in product revenues was attributable to the European market (including $2,682,000 attributable to the absence of the UK subsidiary sold on August 19, 1996). The remaining decline was due to a decrease in the Company's domestic traditional product revenues and the product revenues at its AlphaHealthCare subsidiary.

Total service revenue for fiscal 1997 declined $3,477,000, or 19.0 percent, to $14,820,000 from $18,297,000 for the prior year. Approximately 62.5 percent of this decline was due to the European market (including $1,863,000 attributable to the absence of the Company's UK subsidiary). The remaining decline was due primarily to a decrease in the Company's traditional Alpha Micro Operating System ("AMOS") based service contracts, and a decrease in support revenues from the Company's AlphaHealthCare subsidiary. The Company has expanded its base of support services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is expanding its domestic service sales and marketing efforts to capitalize on its current base and further expand revenues from the open systems generation market.

Total gross margin for the Company for fiscal 1997 increased to 31.2 percent, compared to 29.9 percent during the prior year, due to an increase in product gross margin offset by declines in the service gross margin. Product gross margin for fiscal 1997 increased to 44.2 percent, compared to 29.3 percent for 1996. The increase in product gross margin was primarily due to a relatively greater proportion of higher margin AMOS products sold both in the domestic and European markets. Fiscal 1996 also included write-offs of $1,389,000 in capitalized software associated with the PANDA and Alpha2000 product lines. In addition, the sublease of a portion of the corporate headquarters facility, a reduction in the headcount in the manufacturing area, and a continued effort to control costs, also contributed to the improvement in product gross margin.

Service business gross margin declined to 23.7 percent during fiscal 1997 from
30.4 percent during 1996. The decline in gross margin was primarily due to a significant increase in the service sales force and the sale of the Company's UK subsidiary that generated higher service margins than the domestic service organization. Additionally, the AlphaHealthCare subsidiary that was sold in January 1997 and the third-party service contracts contributed lower margins than on the traditional AMOS-based service contracts. To improve revenues, the service organization is focusing on obtaining new contracts for its networking support services, supporting vertical markets with services, and increasing third-party services. Revenue from these new areas of focus generally produce lower margins than the Company's traditional service business. The Company continues to evaluate potential service acquisitions which meet its financial and market criteria.

Selling, general and administrative expenses decreased $2,857,000 to $8,998,000 in fiscal 1997 from $11,855,000 in 1996. The absence of the UK subsidiary during the last seven months of the current year resulted in a decrease in selling, general and administrative expenses of approximately $1,997,000. Additionally, a reduction in headcount and a more vigilant approach to expense control in areas relating to the traditional business resulted in the balance of the reduction.

Research and development expenses (which include engineering support and services) were $593,000 lower in fiscal 1997 than in fiscal 1996. Additionally, approximately $971,000 of new software development expenses have been capitalized in the current fiscal year, as compared to $976,000 in the prior fiscal year. Research and development expenses as a percentage of product sales increased to 17.3 percent from 14.5 percent during fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

Revenues in fiscal 1996 of $32,763,000 decreased $6,022,000, or 15.5 percent, compared to

$38,785,000 for fiscal 1995 revenues. The largest portion of this decrease was in product revenues, which decreased $4,357,000, or 23.1 percent, to $14,466,000 from $18,823,000 in fiscal 1995. This decrease was attributable in part to actions taken by management during the year, such as the sale of the Company's Pick 64, VSO (veterinary software) and imaging software, along with the loss of sales for related hardware. In addition, product revenue decreased due to the Company selling its Belgian subsidiary to local management during the first quarter of fiscal 1996. These actions accounted for $2,394,000, or 54.9 percent, of the decrease in product revenues during the year. In addition, the Company's traditional hardware business continued to decline by approximately $1,773,000, or 19.3 percent, to $7,400,000. During fiscal 1996, European hardware revenues decreased $1,128,000, or 18.7 percent, to $4,891,000 from $6,019,000 in fiscal
1995.

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

The gross margin decrease of $1,604,000 to $9,796,000 in fiscal 1996, compared to $11,400,000 for fiscal 1995 was primarily associated with lower revenues. The gross margin percentage increase of 0.5 percentage points to 29.9 percent in fiscal 1996, compared to 29.4 percent in fiscal 1995, was primarily associated with the Company's write-offs to cost of goods sold of approximately $2,777,000 in the fourth quarter of fiscal 1995, compared to write-offs in the fourth quarter of fiscal 1996 of $1,389,000, in capitalized software associated with the PANDA and Alpha2000 product lines.

Product gross margins in fiscal 1996 decreased by $1,213,000 to $4,238,000 from $5,451,000 in fiscal 1995 due to the decrease in product sales in fiscal 1996, when compared to fiscal 1995. The gross margin was negatively impacted in fiscal 1995 by the write-offs taken in the fourth quarter, which was primarily responsible for the comparative increase in fiscal 1996. Product gross margin as a percentage of product sales for fiscal 1996 increased by 0.3 percentage points to 29.3 percent, compared to 29.0 percent in fiscal 1995, primarily due to lower amount of write-offs taken in fiscal 1996 when compared to fiscal 1995.

Service gross margins in fiscal 1996 decreased by $391,000 to $5,558,000 from $5,949,000 in fiscal 1995. The decrease in gross margin during fiscal 1996 was associated with lower volume and a larger portion of the service revenues being derived from lower margin open system contract revenues. The service gross margin percentage for fiscal 1996 increased by 0.6 percentage points to 30.4 percent, compared to 29.8 percent in fiscal 1995. The comparable higher gross margin percentage in fiscal 1996 was primarily associated with write-offs taken in fiscal 1995.

Selling, general and administrative expense in fiscal 1996 decreased by $3,698,000, or 23.8 percent, to $11,855,000 from $15,553,000 in fiscal 1995.
This was primarily due to the Company's continuing cost reduction program, which, in fiscal 1996, included consolidating its European operations, relocating its Santa Ana operations to a lower-cost facility, and reducing headcount to 321 at February 25, 1996, from 392 at February 26, 1995. In addition, the Company took a bad debt charge associated with selling its Belgian operations and incurred severance expenses during fiscal 1995 of $237,000.

Research and development expense in fiscal 1996 was $146,000 lower than fiscal 1995. The Company continued to develop PANDA and Alpha2000 as well as its AMOS-based family of products.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During fiscal 1997, the Company's working capital increased by $8,506,000 to $9,328,000 from $822,000 at February 25, 1996. Net cash and short-term investments in U.S. treasury bills increased during this period by $8,075,000 to $8,580,000, primarily due to the redemption of warrants and the sale of the Company's European subsidiary. Net cash used in operating activities during fiscal 1997 was $1,882,000, compared to $293,000 during fiscal 1996, primarily due to the Company's increased investment in Internet and intranet products.

On October 11, 1996, the Company and its bank signed an amendment to the Company's existing loan agreement extending its credit line to October 10, 1997. Pursuant to the terms of the amendment, the Company has a revolving line of credit up to a maximum of $2,000,000, based upon fifty percent (50%) of the eligible accounts receivable and under which letters of credit and the foreign exchange portion shall not exceed in the aggregate at any one time $500,000. Borrowings under the line of credit bear interest at prime plus two and one half percent (2.5%). In addition, the Company issued 25,000 warrants to the lender.

The line of credit is secured by substantially all of the Company's assets. Effective December 1, 1996, the loan agreement was further amended such that its availability is subject to financial covenants requiring the Company to maintain a quick ratio not less than 2.50 to 1, a liquidity ratio of not less than 1.50 to 1, and a ratio of total liabilities to tangible net worth no more than 0.50 to 1. At February 23, 1997, the Company had no outstanding bank borrowings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of Executive Officers which is set forth in Part I of this report, is included in the Company's definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 23, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are referenced in Part II Item 8 and submitted herewith:

                                                                                      PAGE NUMBER
                                                                                      -----------
Report of Independent Auditors                                                              25

Consolidated Balance Sheets at February 23, 1997 and February 25, 1996                      26

Consolidated Statements of Operations for the years ended February 23, 1997,
February 25, 1996 and February 26, 1995                                                     27

Consolidated Statements of Shareholders' Equity for the years ended February 23,
1997, February 25, 1996 and February 26, 1995                                               28

Consolidated Statements of Cash Flows for the years ended February 23, 1997,
February 25, 1996 and February 26, 1995                                                     29

Notes to Consolidated Financial Statements

(2) The following financial statement schedule for the fiscal years 1995, 1996, and 1997 is submitted herewith:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) The list of exhibits contained in the Index to Exhibits is submitted herewith.

         (b) Form 8-K filed on February 18, 1997, reporting the sale of its PANDA operation to Pacific Triangle Software, Inc. and the sale of AlphaHealthCare, Inc. to GLR Systems, Inc., including Unaudited Pro Forma Condensed Consolidated Balance Sheet as of November 24, 1996, Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended February 25, 1996, and Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended November 24, 1996

         (c)      1. The Index of Exhibits is as follows:

                  2. Exhibits:

2.1 Agreement of Purchase and Sale by and between Registrant and Alpha Computer Services, Inc., dated February 24, 1994 (incorporated herein by reference to Exhibit 2.9 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 1994)

2.2 Agreement to transfer shares by and between Registrant and Alpha Microsystems Great Britain, Mr. Patrick Bolle, and Alpha Microsystems Belgium dated February 28, 1995 (incorporated herein by reference to Exhibit 2.10 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1995 (the "1995 10-K")

2.3 Agreement of Purchase and Sale by and between Registrant and Sanderson Electronics PLC, dated August 10, 1996 (incorporated herein by reference to Exhibit 2 to the Form 8-K filed August 23, 1996)

  2.4 Agreement of Purchase and Sale by and between Registrant and Pacific Triangle Software, Inc., dated January 13, 1997 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed February 18, 1997)

  2.5 Agreement of Purchase and Sale between AlphaHealthCare, Inc. and GLR Systems, Inc., dated January 27, 1997 (incorporated herein by reference to Exhibit 2.2 to the Form 8-K filed February 18, 1997)

  3.1 Articles of Incorporation of Registrant dated as of March 16, 1997 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 2-72222) of Registrant)

  3.2 Certificate of Amendment of Articles of Incorporation of Registrant dated as of September 29, 1988

  3.3 Certificate of Amendment of the Articles of Incorporation of Registrant dated June 25, 1992 (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 31, 1992)

  3.4 Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to the Form S-8 filed January 31, 1997)

  4.1 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to
         Exhibit 10.141 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1995)

  4.2 Antidilution Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit
         10.142 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1995)

  4.3 Warrant to Purchase Stock issued to Silicon Valley Bank on November 22, 1996(incorporated herein by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 24,1996)

  4.4 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated November 22, 1996 (incorporated herein by reference to Exhibit 10.75 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 24,1996)

  4.5 Antidilution Agreement by and between Registrant and Silicon Valley Bank dated November 22, 1996 (incorporated herein by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 24,1996)

  4.6 Warrant to Purchase Common Stock issued to Dominick & Dominick dated October 15, 1996

*10.2 Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 of the Form S-2 Registration Statement filed with the Securities and Exchange Commission on September 30, 1993)

*10.3 Form of Amended and Restated Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.51 to the Amendment No. 2 of the Form S-2 Registration Statement filed with the Securities Exchange Commission on October 15, 1993)

*10.5 Stock Incentive Award Plan of Registrant (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

*10.6 Non-Qualified Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

*10.8 Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to
         Exhibit 4.8 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 29252) filed on August 23, 1984)

*10.9 Form of Stock Incentive Award and Escrow Agreement for use in connection with the Stock Incentive Award Plan (incorporated herein by reference to Exhibit 4.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 2-9252) filed on August 23, 1984)

*10.10 Revised Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

*10.11 Form of Contingent Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

*10.12 Alpha Microsystems Profit Sharing Trust Agreement between Alpha Microsystems and Bank of America NT & S.A. as Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

*10.13 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

*10.14 Acceptance of Trust by Trustee dated September 30, 1986 pursuant to Registrant's Profit Sharing Plan (incorporated herein by reference to
         Exhibit 10.29 to the Annual Report on Form 10-K of Registrant for the Year Ended February 22, 1987)

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

*10.28 Indemnification Agreement by and between Registrant and Clarke E. Reynolds dated June 16, 1989 (incorporated herein by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1992)

*10.29 Consulting Agreement by and between the Registrant and Clarke E. Reynolds dated June 1, 1993 (incorporated herein by reference to Exhibit 10.87 to Amendment No. 1 to Form S-2)

*10.30 Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.109 to the Quarterly Report on Form 10-Q for the Quarter Ended May 29, 1994)

 10.31 Alpha Microsystems 1993 Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.110 to the Quarterly Report on Form 10-Q for the Quarter Ended May 29, 1994)

 10.32 Industrial Lease between Fairview Investors Ltd. and Registrant dated October 28, 1994 (incorporated herein by reference to Exhibit 10.113 to the Quarterly Report on Form 10-Q for the Quarter Ended November 27,
         1994)

*10.33 First Amended and Restated Non-Qualified Stock Option Plan of Registrant dated August 18, 1989 (incorporated herein by reference to Exhibit 19.14 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 27, 1989)

*10.34 First Amendment to Stock Incentive Award Plan of Registrant dated August 15, 1990 (incorporated herein by reference to Exhibit 19.16 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended August 26, 1990)

*10.35 First Amendment to Employment Agreement by and between Registrant and John F. Glade dated May 3, 1991 (incorporated herein by reference to
         Exhibit 19.8 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1992)

*10.36 First Amendment to Employment Agreement by and between Registrant and Douglas J. Tullio dated May 3, 1991 (incorporated herein by reference to Exhibit 19.10 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1992)

*10.37 Second Amendment and Restatement to the Non-Qualified Stock Option Plan of Alpha Microsystems dated June 24, 1992 (incorporated herein by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q for the Quarter Ended May 31, 1992)

*10.38 Second Amendment and Restatement of the Alpha Microsystems Profit Sharing Plan dated July 1, 1992 (incorporated herein by reference to
         Exhibit 10.72 to the Quarterly Report on Form 10-Q for the Quarter Ended May 31, 1992)

 10.39 Memorandum to Lease by and between Registrant and Fairview Investors, Ltd. dated January 24, 1995 (incorporated herein by reference to Exhibit 10.136 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1995)

 10.40 Letter to Michael J. Lowell from Silicon Valley Bank dated May 3, 1995 re: new credit line (incorporated herein by reference to Exhibit 10.138 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1995)

 10.41 Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to
         Exhibit 10.139 to the Quarterly Report on Form 10-Q for the Quarter Ended May 28, 1995)

 10.42 Collateral Assignment, Patent Mortgage and Security Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit 10.143 to the Quarterly Report on Form 10-Q for the Quarter Ended May 28, 1995)

 10.43 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated November 30, 1995 (incorporated herein by reference to Exhibit 10.150 to the Quarterly Report on Form 10-Q for the Quarter Ended November 26, 1995)

 10.44 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated February 7, 1996 (incorporated herein by reference to
         Exhibit 10.70 to the Annual Report on Form 10-K of Registrant for the Year Ended February 25, 1996)

 10.45 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated March 7, 1996 (incorporated herein by reference to
         Exhibit 10.71 to the Annual Report on Form 10-K of Registrant for the Year Ended February 25, 1996)

 10.46 Engagement Letter between Registrant and Sutro & Co., Inc. dated May 2, 1996 (incorporated herein by reference to Exhibit 10.72 to the Annual Report on Form 10-K of Registrant for the Year Ended February 25, 1996)

 10.47 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated October 11, 1996 (incorporated herein by reference to
         Exhibit 10.73 to the Quarterly Report on Form 10-Q for the Quarter Ended November 24, 1996)

 10.48 First Amendment to Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Form S-8 filed January 31, 1997)

 10.49 Second Amendment to Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.7 to the Form S-8 filed January 31, 1997)

 10.50 Alpha Microsystems 1996 Nonemployee Director Stock Compensation Plan (incorporated herein by reference to Exhibit 4.8 to the Form S-8 filed January 31, 1997)

 10.51 First Amendment to Alpha Microsystems 1996 Nonemployee Director Compensation Plan (incorporated herein by reference to Exhibit 4.9 to the Form S-8 filed January 31, 1997)

 10.52 Alpha Microsystems Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.10 to the Form S-8 filed January 31, 1997)

 10.53 Letter Agreement between Registrant and Dominick & Dominick, Inc. dated October 15, 1996

 10.54 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated March 3, 1997

*10.55 Indemnification Agreement by and between Registrant and James A. Sorensen dated January 16, 1997

*10.56 Indemnification Agreement by and between Registrant and Jeffrey A. Martin dated January 10, 1997

*10.57 Indemnification Agreement by and between Registrant and Dennis E. Michael dated January 17, 1997

*10.58 Indemnification Agreement by and between Registrant and Randall S. Parks dated January 17, 1997

*10.59 Indemnification Agreement by and between Registrant and Margaret Denson dated January 17, 1997

*10.60 Employment Agreement by and between Registrant and James A. Sorensen dated November 7, 1996 (incorporated herein by reference to Exhibit
         10.77 to the Quarterly Report on Form 10-Q for the Quarter ended November 24, 1996)

 21      Subsidiaries

 23      Consent of Independent Auditors

 24      Power of Attorney (included on signature pages of this Annual Report)

 27      Financial Data Schedule

---------------
(* Denotes Management Contract or Compensation Plan)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Alpha Microsystems

We have audited the accompanying consolidated balance sheets of Alpha Microsystems as of February 23, 1997 and February 25, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 23, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Microsystems at February 23, 1997 and February 25, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 23, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP

Orange County, California
April 11, 1997

                               ALPHA MICROSYSTEMS

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FEBRUARY 23,  FEBRUARY 25,
                                                                 1997          1996
                                                              -----------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  1,768      $    505
     Short-term investments in U.S. treasury bills                6,812             -
     Accounts receivable, net of allowance for
      doubtful accounts of $139 and $927 in
      1997 and 1996, respectively                                 3,028         5,241
     Inventories                                                    305           943
     Notes receivable                                               830           159
     Prepaid expenses and other current assets                      233           351
                                                               --------      --------
      Total current assets                                       12,976         7,199
Property and equipment, net                                       2,932         4,275
Service contracts, net                                              364           793
Software costs, net                                                 815           535
Other assets, net                                                   108           259
                                                               --------      --------
                                                               $ 17,195      $ 13,061
                                                               ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank borrowings                                           $      -      $    500
     Accounts payable                                             1,201         1,694
     Deferred revenue                                             1,686         2,678
     Accrued compensation                                           345           476
     Other accrued liabilities                                      381           837
     Current portion of long-term debt                               35           192
                                                               --------      --------
      Total current liabilities                                   3,648         6,377
Long-term debt                                                       34           201
Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value; 5,000,000
      shares authorized; none issued                                  -             -
     Common stock, no par value; 20,000,000
      shares authorized; 10,821,897 and
      6,595,453 shares issued and outstanding
      at February 23, 1997 and February 25,
      1996, respectively                                         30,919        21,242
     Accumulated deficit                                        (17,464)      (14,694)
     Unamortized restricted stock plan expense                      (13)          (18)
     Foreign currency translation adjustment                         71           (47)
                                                               --------      --------
      Total shareholders' equity                                 13,513         6,483
                                                               --------      --------
                                                               $ 17,195      $ 13,061
                                                               ========      ========


See accompanying notes.

                               ALPHA MICROSYSTEMS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            YEAR ENDED
                                          --------------------------------------------
                                          FEBRUARY 23,     FEBRUARY 25,   FEBRUARY 26,
                                              1997             1996           1995
                                              ----             ----           ----
Net sales:
  Product                                 $     8,692       $    14,466    $    18,823
  Service                                      14,820            18,297         19,962
                                          -----------       -----------    -----------
     Total net sales                           23,512            32,763         38,785
                                          -----------       -----------    -----------
Cost of sales:
  Product                                       4,851            10,228         13,372
  Service                                      11,314            12,739         14,013
                                          -----------       -----------    -----------
     Total cost of sales                       16,165            22,967         27,385
                                          -----------       -----------    -----------
Gross Margin                                    7,347             9,796         11,400
Selling, general and
  administrative expense                        8,998            11,855         15,553
Engineering, research and
  development expense                           1,500             2,093          2,239
                                          -----------       -----------    -----------
     Total operating expenses                  10,498            13,948         17,792
                                          -----------       -----------    -----------
Loss from operations                           (3,151)           (4,152)        (6,392)
Interest income                                  (266)              (93)          (150)
Interest expense                                   31                38             17
Other (income) expense, net                      (216)             (466)            81
Foreign exchange (gain) loss                       42               (76)           (93)
                                          -----------       -----------    -----------
     Total other income                          (409)             (597)          (145)
                                          -----------       -----------    -----------
Loss before taxes                              (2,742)           (3,555)        (6,247)
Income tax expense                                 28                20              -
                                          -----------       -----------    -----------
Net loss                                  $    (2,770)      $    (3,575)   $    (6,247)
                                          ===========       ===========    ===========
Net loss per share                        $     (0.28)      $     (0.54)   $     (0.95)
                                          ===========       ===========    ===========
Number of shares used in the
  computation of per share amounts          9,727,432         6,564,882      6,580,470
                                          ===========       ===========    ===========


See accompanying notes.

                               ALPHA MICROSYSTEMS

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       THREE YEARS ENDED FEBRUARY 23, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 Unamortized    Foreign
                                                  Common Stock                    Restricted    Currency
                                            ----------------------  Accumulated   Stock Plan  Translation
                                              Shares      Amount      Deficit      Expenses    Adjustment    Total
                                            ----------   --------   -----------  -----------  -----------   --------
Balance at February 27, 1994                 6,559,208   $ 21,186    $  (4,872)    $  (34)      $ (270)     $16,010
    Net loss                                         -          -       (6,247)         -            -       (6,247)
    Foreign currency translation                     -          -            -          -          220          220
    Exercise of stock options
     ($1.00 to $2.00 per share)                 13,745         38            -          -            -           38
    Amortization                                     -          -            -         15            -           15
                                            ----------   --------    ---------     ------       ------      -------
Balance at February 26, 1995                 6,572,953     21,224      (11,119)       (19)         (50)      10,036
    Net loss                                         -          -       (3,575)         -            -       (3,575)
    Foreign currency translation                     -          -            -          -            3            3
    Restricted stock award                      22,500         18            -        (18)           -            -
    Amortization-current year
      award                                          -          -            -         19            -           19
                                            ----------   --------    ---------     ------       ------      -------
Balance at February 25, 1996                 6,595,453     21,242      (14,694)       (18)         (47)       6,483
    Net loss                                         -          -       (2,770)         -            -       (2,770)
    Foreign currency translation                     -          -            -          -          118          118
    Issuance of stock and
      redeemable warrants                    4,103,719      9,486            -          -            -        9,486
    Exercise of stock options
      ($1.00 to $2.00 per share)                62,770        101            -          -            -          101
    Non-emp Directors Comp Plan                 59,955         90            -          -            -           90
    Amortization                                     -          -            -          5            -            5
                                            ----------   --------    ---------     ------        -----      -------
Balance at February 23, 1997                10,821,897   $ 30,919    $ (17,464)    $  (13)       $  71      $13,513
                                            ==========   ========    =========     ======        =====      =======

See accompanying notes.

                               ALPHA MICROSYSTEMS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED
                                                                       -----------------------------------------------
                                                                       FEBRUARY 23,     FEBRUARY 25,      FEBRUARY 26,
                                                                           1997             1996              1995
                                                                           ----             ----              ----
Cash flows from operating activities:
    Net loss                                                             $ (2,770)        $ (3,575)        $ (6,247)
    Adjustments to reconcile net loss
        to cash provided by operating activities:
           (Gain)/loss from sale of subsidiary/product lines                  (12)              --              972
           Intangible asset write-down                                         --            1,995            1,431
           Depreciation and amortization                                    2,067            2,325            3,388
           Gain on sale of fixed assets                                        --             (282)              --
           Provision for losses on accounts receivable                         64              (21)             467
           Provision for slow-moving inventory                                (59)             196              694
           Restricted stock plan expense amortization                           5               19               15
    Other changes in operating assets and liabilities:
           Accounts receivable                                                 28             (376)            (132)
           Inventories                                                        (71)             811             (109)
           Notes receivable                                                  (671)              --               --
           Prepaid expenses and current assets                                (65)             412             (494)
           Accrued compensation                                               (18)            (359)              79
           Accounts payable and accrued liabilities                           130           (1,256)             847
           Deferred revenue                                                  (383)            (133)            (142)
           Other, net                                                        (127)             (49)             (26)
                                                                         --------         --------         --------
              Net cash provided by (used in) operating activities          (1,882)            (293)             743
                                                                         --------         --------         --------
Cash flows from investing activities:
    Purchase of short-term investments                                    (19,697)              --               --
    Proceeds from sale of short-term investments                           12,885               --               --
    Proceeds from sale of fixed assets                                         11              440               --
    Acquisition of business                                                    --             (149)             (84)
    Acquisition of service assets                                              --              (94)            (511)
    Purchases of equipment                                                   (427)          (1,730)            (984)
    Capitalization of software costs                                         (971)            (976)            (977)
    Proceeds from sale of product lines                                       250               --             (357)
    Proceeds from sale of stock investments                                 2,088               --               --
    Other, net                                                                 --               --              (30)
                                                                         --------         --------         --------
              Net cash used in investing activities                        (5,861)          (2,509)          (2,943)
                                                                         --------         --------         --------
 Cash flows from financing activities:
    Line of credit, net                                                      (500)             500               --
    Issuance of common stock                                                9,677               --               38
    Principal debt repayments                                                (167)            (463)            (915)
                                                                         --------         --------         --------
              Net cash provided by (used in) financing activities           9,010               37             (877)
                                                                         --------         --------         --------
Effect of exchange rate changes on cash                                        (4)             (19)             115
                                                                         --------         --------         --------
Increase (decrease) in cash and cash equivalents                            1,263           (2,784)          (2,962)
Cash and cash equivalents at beginning of period                              505            3,289            6,251
                                                                         --------         --------         --------
Cash and cash equivalents at end of period                               $  1,768         $    505         $  3,289
                                                                         ========         ========         ========
Supplemental information:
Cash paid for:
    Interest                                                             $     31         $     38         $     21
    Income tax payments (refunds), net                                   $     16         $    (64)        $   (139)


See accompanying notes.

                               ALPHA MICROSYSTEMS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 23, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

THE BUSINESS

Alpha Microsystems provides information technology products (including products for the Internet/intranet market)and services (including consulting, maintenance, support and networking) to a variety of market segments.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Alpha Microsystems and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 1997 presentation.

FISCAL YEAR

The Company operates on a 52/53-week fiscal year ending on the last Sunday in the month of February. Fiscal years 1997, 1996 and 1995 ended on February 23, 1997, February 25, 1996 and February 26, 1995, respectively.

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

For purposes of the Statement of Cash Flows, the Company recorded the following non-cash transactions: common stock of $2,088,000 in exchange for the net assets of AMGB of $2,051,000, and cash of $250,000 and notes receivable of $600,000 in exchange for the net assets of AlphaHealthCare and PANDA totalling $875,000.

SHORT-TERM INVESTMENTS

The Company's short-term investments at February 23, 1997 are composed of U.S. treasury bills. These investments are classified as available-for-sale and are carried at fair value, which approximates cost, with the net unrealized gains or losses reported as a separate component of shareholders' equity, net of their related tax effects. Realized gains and losses, and declines in value judged to be other-than-temporary, as well as interest and dividends on available-for-sale securities, are included in investment income. Realized and unrealized gains and losses in fiscal 1997 were not material.

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

INTANGIBLE ASSETS

Intangible assets include acquired service contracts, capitalized computer software costs and goodwill. The book value of goodwill and service contracts is associated with the acquisition of companies or assets. Capitalized software costs are the accumulation of software development costs or the assigned value of software associated with an acquisition.

The straight-line amortization period for intangible assets is dependent on their expected economic life. The amortization period for the major classes of intangible assets is as follows:

                                                              YEARS
                                                              -----
         Service contracts                                    5
         Capitalized software costs                           3 to 5
         Goodwill                                             5 to 10

In fiscal 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets over the asset's life are less than the carrying value. In accordance with SFAS 121 the Company wrote off $481,000 in goodwill and service contracts related to AlphaHealthCare, during the fourth quarter of fiscal 1996.

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain engineering costs related to software development after technological feasibility has been established and amortizes these costs as the respective products are sold. However, in no event is the amortization less than that which would be achieved by amortizing such costs on a five-year straight-line basis from the date of product release. Capitalized software costs, net of accumulated amortization of $1,420,000 and $3,256,000, were $815,000 and $535,000 at
February 23, 1997 and February 25, 1996, respectively. Total amortization expense charged to cost of product sales for the fiscal years 1997, 1996 and 1995 was approximately $99,000, $186,000 and $689,000, respectively.

In addition, management routinely evaluates events or conditions that might diminish the carrying value of intangible assets pursuant to SFAS No. 86. During the fourth quarter of fiscal 1996, management reforecast revenues and cash flow for each capitalized software asset's anticipated service life and as a result of this analysis, the Company wrote down accumulated capitalized software development costs of $373,000 for its PANDA product line and $1,016,000 for its AlphaHealthCare product line to their respective revised net realizable value. No additional write-downs were required in 1997.

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

In the normal course of business, the Company provides credit to its customers who are principally distributors of its products and original equipment manufacturers who incorporate the Company's products into equipment which they resell to end users. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which have been within management's expectations. As of February 23, 1997, the Company had no significant concentrations of credit risk.

ADVERTISING EXPENSES

The Company recognizes expenses related to advertising costs in the period in which these costs are incurred. Total advertising expenses in 1997, 1996 and 1995 were $795,000, $66,000 and $82,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to developing new products and designing significant improvements to existing products.

INCOME TAXES

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires an asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method of accounting, deferred tax assets and liabilities are determined based upon the differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities at the enacted income tax rates expected to apply when such differences are expected to reverse.

PER SHARE DATA

Earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Common stock equivalents were anti-dilutive in all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted in the fourth quarter of fiscal 1998. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of the adoption is not expected to materially impact basic earnings per share. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.

FOREIGN CURRENCIES

The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at year-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation as a separate component of shareholders' equity.

Foreign currency exchange gains (losses) included in the determination of loss from operations before taxes were $(42,000), $76,000 and $93,000 for fiscal 1997, 1996 and 1995, respectively. The Company had no forward exchange contracts outstanding at February 23, 1997.

2. ACQUISITIONS AND DISPOSALS

On September 15, 1995, the Company acquired the ongoing service contracts and certain related assets of Instant Data Systems Incorporated ("IDS") for a purchase price of $300,000, plus a contingent payment of $50,000. The purchase price was reduced by $110,000 in fiscal 1997 based upon the deterioration of the revenues of the contracts purchased. On June 1, 1995, the Company acquired the assets of Alpha Technology for $161,000.

On April 3, 1995, the Company sold its subsidiary, Alpha Microsystems Belgium, S.A., to a member of its Belgium local management resulting in a loss of $972,000.

In fiscal 1995, the Company acquired certain assets of various service companies, including service contracts, service parts and accounts receivable. The cost of these acquisitions was $1,918,000 in fiscal 1995, of which the non-cash portion was $1,407,000. In fiscal 1995, the most significant acquisition was that of the service contracts and related assets of Alpha Computer Services, Inc. ("ACS"), completed in March 1994. ACS was purchased for $1,520,000, of which $238,000 was paid in cash, $1,156,000 in notes payable over a period of twenty-two months, and the Company assumed $126,000 in liabilities. In May 1994, the Company acquired certain assets and ongoing service contracts from MTS, Inc. ("MTSI") for a purchase price of approximately $195,000.

In March 1994, the Company acquired the remaining shares of Sabre Business Systems, Belfast, Ireland, for approximately $84,000, bringing the Company's ownership to 100%. In addition, in December 1995, the Company acquired the remaining shares of Sabre Business Systems, Dublin, Ireland for approximately $149,000, bringing the Company's ownership to 100%. In May 1994, Alpha Microsystems Great Britain (UK) Limited acquired certain assets and liabilities of Kathy Parker Training Centers, UK, for approximately $137,000.

All acquisitions have been accounted for as purchases and the acquired operations have been included in the consolidated statements of operations from the dates of acquisition.

On August 19, 1996, the Company sold its UK subsidiary, Alpha Microsystems Great Britain ("AMGB"), to Sanderson Electronics PLC ("Sanderson"), for 907,792 ordinary shares of Sanderson. In connection with the sale, the Company and Sanderson signed a three-year hardware distribution agreement allowing Sanderson to sell Alpha Microsystems hardware products in the United Kingdom and Eire. The Company recognized a gain of approximately $37,000 from this sale. On September 17, 1996, the Company sold the Sanderson shares for approximately $2,088,000.

In January 1997, the Company sold its PANDA and AlphaHealthCare operations. Each was sold for a base price, consisting of cash and notes which approximated the Company's net book value, and a contingent or "Earnout" amount which depends on the future performance of the businesses sold. Contingent or earnout amounts realized in the future would be included in the Company's earnings at that time.

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories, net of reserves for excess and obsolete inventories of $41,000 and $1,726,000 at February 23, 1997 and February 25, 1996, respectively, are comprised of the following:

                                         FEB. 23,     FEB. 25,
(IN THOUSANDS)                             1997         1996
                                           ----         ----
Raw materials                             $ 263        $ 116
Work-in-process                               9           --
Finished goods                               33          827
                                           ----         ----
                                          $ 305        $ 943
                                          =====        =====

4. NOTES RECEIVABLE

In April 1995, as part of the consideration for selling the Belgian subsidiary to a member of local management, the Company received a note for 15,000,000 Belgian francs, payable over a two-year period from the date of the note, of which 7,000,000 Belgian francs has been paid.

In January 1997, as part of the proceeds from the sale of the PANDA product line, the Company received an agreement specifying annual payments totalling $300,000. These payments are scheduled to begin in January 1998 with the final payment due in January 2002.

As part of the consideration for the sale of AlphaHealthCare in January 1997, the Company received a note for $300,000 bearing interest at six percent compounded annually, with annual payments of $60,000 due over a five-year period from the date of the note.

5. PROPERTY AND EQUIPMENT

Major classes of property and equipment are as follows:

                                                     FEB. 23,       FEB. 25,
                                                       1997           1996
                                                       ----           ----
         Machinery and equipment                     $ 6,467        $ 7,577
         Leasehold improvements                        1,395          1,364
         Service parts                                 8,171          7,769
                                                     -------        -------
                                                      16,033         16,710
         Less accumulated depreciation
           and amortization                           13,101         12,435
                                                     -------        -------
         Property and equipment, net                 $ 2,932        $ 4,275
                                                     =======        =======

Depreciation expense was $1,547,000, $1,405,000 and $1,933,000 for fiscal years 1997, 1996 and 1995, respectively.

6. DEBT

On October 11, 1996, the Company amended its existing loan agreement extending its credit line to October 10, 1997. Pursuant to the terms of the amendment, the Company has a revolving line of credit up to a maximum limit of $2,000,000. Borrowings under the line of credit bear interest at prime plus two and one half percent (2.5%). In addition, the Company issued 25,000 warrants to the bank (See
Note 7).

The line of credit is secured by substantially all of the Company's assets and contains certain financial covenants. At February 23, 1997, there were no outstanding borrowings.

7. SHAREHOLDERS' EQUITY

On May 14, 1996, the Company filed a Registration Statement to register 4,442,069 shares of Common Stock issuable upon the exercise of warrants issued by the Company, of which 4,082,069 were issued in connection with its November 29, 1993 Shareholder Rights Offering and subsequent Public Offering, and the remainder were issued in consideration of services rendered to the Company.

On July 10, 1995, in exchange for a new line of credit and 40,000 warrants previously issued, the Company issued 50,000 new warrants with an exercise price of $1.21875 to its bank. In fiscal 1994, the Company agreed to sell to its financial advisor a redeemable warrant to purchase 300,000 shares of common stock exercisable at $2.50 per share. Both the Company's bank and its financial advisor exercised these warrants in the first quarter of fiscal 1997. Pursuant to the terms of an amendment to the loan agreement signed in October 1996, the Company agreed to issue an additional 25,000 warrants to the bank which are exercisable for five years at $1.81 per share. Also in October 1996, the Company agreed to sell a redeemable warrant to purchase 300,000 shares of common stock exercisable for five years at $3.00 per share to its financial advisor.

The Company redeemed its Redeemable Public Warrants on June 17, 1996, pursuant to its notice of redemption issued on May 14, 1996. Total shares issued from the exercise of all warrants were 4,103,719, resulting in total gross proceeds of approximately $10,102,000. The proceeds from the exercise of all warrants, net of expenses, were $9,486,000.

Under the terms of the Company's Stock Incentive Award Plan, the Board of Directors is authorized to award up to 150,000 restricted shares of common stock. These shares are issued subject to certain transfer restrictions, including the passage of time, ranging from one to ten years. The Company has granted 131,050 restricted shares of common stock to certain employees, without cost. The shares are subject to forfeiture under certain circumstances, and 25% of such shares will vest each year, beginning on the date of grant. As of February 23, 1997, 125,425 of these restricted shares had vested. Unearned compensation was recognized for the market value of the restricted shares on the date of grant and is amortized ratably over the vesting period. The unamortized unearned compensation value is recorded as a reduction of shareholders' equity in the accompanying financial statements.

The Company has a non-qualified stock option plan (the "1984 Plan") which provides for the grant, from time to time, of options to purchase up to 465,000 shares of Common Stock to eligible employees. In June 1996, the Board terminated the 1984 Plan and no further options may be granted. Outstanding options will remain exercisable.

As of February 23, 1997, the Company's 1993 Employee Stock Option Plan provides for the Board to award up to 925,000 shares of common stock to employees of the Company.

The Company's 1993 Director Stock Plan provides to nonemployee directors automatic grants of non-statutory stock options at exercise prices at fair market value of common stock on the date of grant, up to an aggregate of 100,000 shares of common stock.

The Company's 1996 Nonemployee Director Stock Compensation Plan provides to nonemployee directors the opportunity to receive shares of common stock in lieu of cash compensation paid for services as a director, in an amount equal to the value of cash compensation otherwise paid for service as a director. The total number of shares reserved and available is 100,000 shares.

The following table contains a summary of transactions related to Incentive and Non-Qualified Stock Options for the fiscal years 1995, 1996 and 1997:

                                              NON-QUALIFIED STOCK OPTIONS            INCENTIVE STOCK OPTIONS
                                            -------------------------------       ------------------------------
                                                           WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                            SHARES         PRICE PER SHARE        SHARES        PRICE PER SHARE
                                            ------         ----------------       ------        ----------------
Outstanding at
  February 27, 1994                          336,728             $1.78             328,702           $1.88
Expired/canceled                             (15,330)            $1.73                   -
Exercised                                    (13,745)            $1.73                   -
                                             -------                              --------
Outstanding at
  February 26, 1995                          307,653             $1.79             328,702           $1.88
Granted                                            -                               122,500           $1.47
Expired/canceled                            (110,568)            $1.63            (136,763)          $1.88
                                            --------                              --------
Outstanding at
  February 25, 1996                          197,085             $1.87             314,439           $1.72
Granted                                            -                               621,000           $2.62
Expired/canceled                             (39,315)            $2.84            (222,500)          $2.50
Exercised                                    (37,770)            $1.73             (25,000)          $1.63
                                             -------                               -------
Outstanding at
  February 23, 1997                          120,000             $1.61             687,939           $2.28
                                             =======                               =======
Exercisable at
  February 26, 1995                          231,653             $1.81             253,189           $1.88
  February 25, 1996                          178,085             $1.86             253,189           $1.78
  February 23, 1997                          120,000             $1.61             313,439           $2.07

Available for grant:
  February 26, 1995                           61,410                               221,298
  February 25, 1996                          171,978                               235,561
  February 23, 1997                                0                               212,061


Options outstanding at February 23, 1997 under the non-qualified stock option plan are exercisable at prices ranging as follows: 40,000 shares at $0.93 and 80,000 shares at $1.94. The weighted average remaining life of these options as of year-end is approximately 0.9 years.

Options outstanding at February 23, 1997 under the incentive stock option plan have exercise prices and weighted average remaining lives as follows: 22,500 shares at $0.78 with a remaining life of 3.2 years, 359,439 shares at $1.56 to $1.88 with a remaining life of 2.9 years, and 306,000 shares at $3.00 per share with a remaining life of 4.5 years.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions: risk-free interest rate of 6% for 1996 and 1997; volatility factors of the expected market price of the Company's common stock of 0.6 for both years; and a weighted-average expected life of the options of five (5) years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


(IN THOUSANDS, EXCEPT EARNINGS PER SHARE INFORMATION)        1997       1996
                                                             ----       ----
Pro forma net income                                      $(2,873)    $(3,575)
  Pro forma earnings per share:
    Primary                                               $ (0.30)    $ (0.54)

The per share weighted average fair value of options granted during 1997 and 1996 were $1.48 and $0.66, respectively. The effect of applying Statement 123 for providing pro forma disclosures is not likely to be representative of the effects on reported net income for future years.

8. INCOME TAXES

The provision for income taxes consists of the following:


(IN THOUSANDS)                   1997      1996      1995
                                 ----      ----      ----
Federal:
  Current                        $--       $--       $--
  Deferred                        --        --        --
Foreign:
  Current                         25        20        --
  Deferred                        --        --        --
State:
  Current                          3        --        --
  Deferred                        --        --        --
                                 ---       ---       ---
                                 $28       $20       $--
                                 ===       ===       ===


Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes, such amounts measured by tax laws and the expected future tax consequences of net operating loss carryforwards. Temporary differences and net operating loss carryforwards that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:


(IN THOUSANDS)                                        1997          1996
                                                      ----          ----
Deferred tax assets:
  Net operating loss carryforwards                   $ 7,629      $ 6,520
  Accrued tax credits                                    899          899
  Accruals not currently deductible for
    tax purposes                                         454          353
  Depreciation                                            31           --
  Translation adjustment                                  96           67
  Other                                                   10            3
  Valuation allowance                                 (9,082)      (7,365)
                                                     -------      -------
         Total deferred tax asset                         37          477
                                                     -------      -------
Deferred tax liabilities:
  Depreciation                                            --         (338)
  Capitalized software                                   (37)        (139)
                                                     -------      -------
         Total deferred tax liability                    (37)        (477)
                                                     -------      -------
Net deferred tax asset                               $    --      $    --
                                                     =======      =======

The change in the valuation allowance was a net increase of $1,717,000 and $259,000 for fiscal years ended February 23, 1997 and February 25, 1996, respectively. The valuation allowance was increased since the realization of deferred tax assets is uncertain.

The Company has federal net operating loss carryforwards totaling approximately $20,900,000 at February 23, 1997, which begin to expire in 2006, if not utilized. As a result of the exercise of the Redeemable Public Warrants, the Company experienced a change of ownership as defined in the Internal Revenue Code. As a result of the ownership change, utilization of the net operating loss carryforwards is limited to approximately $1,500,000 per year.

A reconciliation of income tax expense (benefit) to the statutory U.S. federal income tax rate follows:

                                           1997         1996          1995
                                           ----         ----          ----
Statutory U.S. federal
  income tax rate (benefit)               (34.0)%      (34.0)%       (34.0)%
Changes in taxes resulting from:
  Foreign losses & excess rates             1.2          1.4           6.0
  Domestic losses with no
    tax benefit                            32.7         28.0          28.0
  Other items, net                          1.1          5.2           -.-
                                           ----         ----         -----
Effective tax rate                          1.0 %        0.6 %         -.- %
                                           ====         ====         =====

United States and foreign income (loss) before taxes are as follows:



(IN THOUSANDS)        1997               1996               1995
                      ----               ----               ----
Domestic            $(2,933)           $(3,714)           $(4,912)
Foreign                 191                159             (1,335)
                    -------            -------            -------
                    $(2,742)           $(3,555)           $(6,247)
                    =======            =======            =======

9. COMMITMENTS AND CONTINGENCIES

The Company leases its manufacturing and office facilities and certain equipment under operating leases that expire on various dates through 2001. Rent expense during fiscal years 1997, 1996 and 1995 was $1,318,000, $1,966,000 and
$2,255,000, respectively. The Company's annual minimum lease commitments under non-cancelable operating leases are as follows:

                                                  (IN THOUSANDS)
         1998                                         $  903
         1999                                            475
         2000                                            432
         2001                                            334
                                                      ------
                                                      $2,144
                                                      ======

The Company's current involvement with litigation is as follows:

Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. A settlement of the case between AMB and Andre Warnier in the Belgium action was effected on October 18, 1996. Five hundred thousand dollars ($500,000) of the compensatory damages in the Orange County lawsuit are related to the claims by Mr. Warnier. This settlement should result in a dismissal of the Warnier portion of the Orange County lawsuit. The Court has continued its temporary stay of this lawsuit in its entirety until July 1997 in order to await the outcome of virtually identical litigation instituted by the plaintiffs against AMB in Belgium. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

In December 1995, Phoenix Marketing, Inc. d.b.a. Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. The Iowa court has referred this case to arbitration, which arbitration must be completed on or before October 31, 1997. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit.

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

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution profit sharing plan covering substantially all of its full-time employees. Contributions to the plan are at the sole discretion of the Company's Board of Directors and cannot exceed the maximum allowable deduction for federal income tax purposes. There were no discretionary Company contributions for fiscal 1997, 1996 and 1995.

During fiscal 1991, the Company implemented a program whereby the voluntary contributions of the employees are matched at a rate of 50% of employee contributions up to a total of 5.0% of the employee's salary. During the first quarter of fiscal 1994, the employer match portion of the employee contribution was reduced from 50% to 20% up to a total of 5.0% of an employee's salary. During fiscal 1997, 1996 and 1995, the employer matched 60% of the employee contribution for participants with an annual income of less than $29,999. Matching contributions were $29,000, $32,000 and $42,000 for fiscal 1997, 1996 and 1995, respectively.

In fiscal 1997, the Company adopted a new Employee Stock Purchase Plan, that enables employees to acquire shares of the Company's stock at 85% of the lower of (i) the fair market value of a share on the first trading day of the date of grant or (ii) the fair market value of a share on the date of exercise, up to an aggregate of 350,000 shares of common stock.

11. INDUSTRY SEGMENT INFORMATION

The Company operates in two business segments: the manufacture and sale of computer systems, software and related products, and the servicing of computer systems and related products.

Operations by business segment are as follows:


(IN THOUSANDS)                     PRODUCT            SERVICE           CORPORATE        CONSOLIDATED
                                   -------            -------           ---------        ------------
1997
Net sales                          $ 8,692            $14,820            $    --            $23,512
Operating income (loss)             (2,908)             1,108             (1,351)            (3,151)
Identifiable assets                  4,893              2,991              9,311             17,195
Depreciation and
  amortization expense                 637              1,096                334              2,067
Capital expenditures                    26                370                 31                427

1996
Net sales                          $14,466            $18,297            $    --            $32,763
Operating income (loss)             (4,985)             2,849             (2,016)            (4,152)
Identifiable assets                  7,431              4,651                979             13,061
Depreciation and
  amortization expense                 773              1,230                322              2,325
Capital expenditures                   427                496                901              1,824

1995
Net sales                          $18,823            $19,962            $    --            $38,785
Operating income (loss)             (7,349)             2,690             (1,733)            (6,392)
Identifiable assets                  8,134              5,020              4,748             17,902
Depreciation and
  amortization expense               1,322              1,880                186              3,388
Capital expenditures                   578                845                 72              1,495

Identifiable assets by industry segment include both assets directly identified with operations and an allocated share of jointly used assets. Corporate assets consist primarily of cash and other assets. Depreciation and amortization expense excludes intangible asset write-downs. Capital expenditures include purchases of equipment and acquisitions of service assets. The effect of capitalizing software costs is included in the product sales segment. Intersegment transfers are recorded at cost.

The Company operates in the United States and in Europe through distributors and, until August 1996, through foreign subsidiaries. Total consolidated foreign sales (including export sales of $1,314,000, $906,000 and $1,596,000 in fiscal 1997, 1996 and 1995, respectively) were $4,681,000, $9,776,000 and $11,639,000 for fiscal 1997, 1996 and 1995, respectively.

OPERATIONS BY GEOGRAPHIC AREA

                                                                                   ADJUSTMENTS
                                     UNITED                       EUROPE &               &
(IN THOUSANDS)                       STATES          CANADA       AUSTRALIA        ELIMINATIONS     CONSOLIDATED
                                     ------          ------       ---------        ------------     ------------
1997
Sales to unaffiliated
  customers                         $ 20,145          $639          $ 2,728           $    --         $ 23,512
Transfers between
  geographic areas                       473            --               --              (473)              --
                                    --------          ----          -------           -------         --------
Net sales                           $ 20,618          $639          $ 2,728           $  (473)        $ 23,512
                                    ========          ====          =======           =======         ========
Net income (loss)                   $ (2,945)         $175          $    --           $    --         $ (2,770)
Identifiable assets                 $ 20,385          $329          $    --           $(3,519)        $ 17,195

1996
Sales to unaffiliated
  customers                         $ 23,893          $621          $ 8,249           $    --         $ 32,763
Transfers between
  geographic areas                     1,147            --               --            (1,147)              --
                                    --------          ----          -------           -------         --------
Net sales                           $ 25,040          $621          $ 8,249           $(1,147)        $ 32,763
                                    ========          ====          =======           =======         ========
Net income (loss)                   $ (3,723)         $221          $   (82)          $     9         $ (3,575)
Identifiable assets                 $ 15,351          $160          $ 5,070           $(7,520)        $ 13,061

1995
Sales to unaffiliated
  customers                         $ 28,743          $609          $ 9,433           $    --         $ 38,785
Transfers between
  geographic areas                     1,518            --               --            (1,518)              --
                                    --------          ----          -------           -------         --------
Net sales                           $ 30,261          $609          $ 9,433           $(1,518)        $ 38,785
                                    ========          ====          =======           =======         ========
Net income (loss)                   $ (5,005)         $166          $(1,397)          $   (11)        $ (6,247)
Identifiable assets                 $ 19,827          $277          $ 5,947           $(8,149)        $ 17,902

No single customer or other foreign geographic area accounted for 10% or more of the Company's sales.

                               ALPHA MICROSYSTEMS

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT           ADDITIONS
                                           BEGINNING          CHARGED TO                         BALANCE AT
                                            OF YEAR             EXPENSE        DEDUCTIONS        END OF YEAR
                                            -------             -------        ----------        -----------
Allowance for doubtful accounts:
 February 23, 1997                           $  927              $ 64            $  852(1)         $  139
 February 25, 1996                            1,004               (21)               56               927
 February 26, 1995                            1,728               467             1,191             1,004

Reserve for inventories:
 February 23, 1997                           $1,726              $(59)           $1,626(2)         $   41
 February 25, 1996                            1,723               196               193             1,726
 February 26, 1995                            1,430               694               401             1,723

----------------------
(1) Deduction is primarily the result of the sale of AMGB, AlphaHealthCare and PANDA and the disposition of a fully reserved individual account of approximately $362,000.

(2) Deduction is primarily the result of the sale of AMGB, AlphaHealthCare and PANDA.

                                   SIGNATURES

Pursuant to the requirements of Section 13 pr 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALPHA MICROSYSTEMS

Date: May 23, 1997                        By: /s/ DOUGLAS J. TULLIO
                                          ----------------------------------
                                          Douglas J. Tullio
                                          President, Chief Executive Officer

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

Date: May 23, 1997                        By: /s/ CLARKE E. REYNOLDS
                                          --------------------------------------
                                          Clarke E. Reynolds
                                          Chairman of the Board

Date: May 23, 1997                        By: /s/ DOUGLAS J. TULLIO
                                          --------------------------------------
                                          Douglas J. Tullio
                                          President, Chief Executive Officer,
                                          Director

Date: May 23, 1997                        By: /s/ JOHN F. GLADE
                                          --------------------------------------
                                          John F. Glade
                                          Vice President, Engineering and
                                          Manufacturing, Secretary and Director

Date: May 23, 1997                        By: /s/ JAMES A. SORENSEN
                                          --------------------------------------
                                          James A. Sorensen
                                          Vice President
                                          Chief Financial Officer

Date: May 23, 1997                        By: /s/ ROCKELL N. HANKIN
                                          --------------------------------------
                                          Rockell N. Hankin
                                          Director

Date: May 23, 1997                        By: /s/ RICHARD E. MAHMARIAN
                                          --------------------------------------
                                          Richard E. Mahmarian
                                          Director