Form 10-K/A
period 1997-02-23
ALPHA MICROSYSTEMS
filed 1997-06-20
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               FORM 10-K/A NO. 1

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

The purpose of this amendment is to amend Items 10, 11, 12 and 13 to read as set forth herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning the executive officers and directors of the Company as of June 16, 1997:

Name                    Age             Position
----                    ---             --------
Clarke E. Reynolds      76              Chairman of the Board of Directors

Douglas J. Tullio       54              President, Chief Executive Officer
                                        and Director

James A. Sorensen       56              Vice President and Chief Financial
                                        Officer

John F. Glade           54              Vice President, Engineering and
                                        Manufacturing, Secretary and Director

Dennis E. Michael       39              Vice President of Marketing

Randall S. Parks        36              Vice President of Services

Rockell N. Hankin       50              Director

Richard E. Mahmarian    60              Director

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

Rockell N. Hankin, 50, who has served as a Director of the Company since 1987, is a senior partner of Hankin & Co., which was established in June 1986 and provides consulting services. Mr. Hankin is also a Director of Semtech Corporation (NMS), which manufactures electronic components, Chairman of the Board of House of Fabrics, a national retail chain which markets sewing supplies and crafts, a Director of Quidel (NMS), which manufactures and distributes rapid diagnostic tests for medical applications, and a Director of Sparta, Inc., which provides a wide range of scientific, engineering and technical assistance services, primarily for the U.S. military services and the Department of Defense.

Richard E. Mahmarian, 60, who has served as a Director of the Company since 1995, became in 1997 and is currently Chairman of the Board, President, and Chief Executive Officer of Verification Systems International, Incorporated, which designs, engineers and manufactures bar code and two-dimensional symbology quality assurance instruments. Prior to its sale in 1996, Mr. Mahmarian was Vice Chairman of the Board and Executive Vice President of RJS, Inc., a manufacturer of bar code printers, verification scanners, software, and consumable products. Mr. Mahmarian had been a principal of RJS, Inc. since 1987, when it was purchased in a leveraged buyout. Prior to joining RJS, Inc., he held various management positions for Manx Engineering Corporation, Bell & Howell Company, Northrop Corporation and NCR Corporation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 23, 1997 all such reports required pursuant to Section 16(a) by the Company's officers, directors and greater than ten-percent beneficial owners were timely filed, other than reports on Form 5 required to reflect director fees paid pursuant to the Company's 1996 Nonemployee Director Stock Compensation Plan and automatic stock grants to directors pursuant to the Company's 1993 Director Stock Option Plan.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for each of the Company's executive officers earning in excess of $100,000 during the fiscal year ended February 23, 1997, compensation allocated or paid on or before July 1, 1997, for services in all capacities with the Company and its subsidiaries during the fiscal year ended February 23, 1997.

                                                                                   LONG TERM
                                                                              COMPENSATION AWARDS
                                                                          ----------------------------
                                                                                            SECURITIES
                                          ANNUAL COMPENSATION                               UNDERLYING
                                 --------------------------------------     RESTRICTED       OPTIONS/
        NAME AND                                         OTHER ANNUAL     STOCK AWARD(S)       SARS         ALL OTHER
   PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)   COMPENSATION($)       ($)(1)          (#)(2)     COMPENSATION(3)
------------------------  ----   ---------   --------   ---------------   ---------------   ----------   ---------------
Douglas J. Tullio.......  1997     225,004    90,000           *              --              180,000       --
President and CEO         1996     217,713    28,894           *              --               15,000       --
                          1995     206,400    28,359(4)        *               5,859                           514

John F. Glade...........  1997     120,016    12,500           *              --               20,000       --
Vice President,           1996     131,211     7,500           *              --                7,500       --
Engineering and           1995     133,262    17,430(4)        *               2,930           --              365
Manufacturing, and
Secretary

Philip D. Smith(5)......  1997     110,000     --              *              --               --           --
President,                1996     131,993(6)  --              *              --               40,000       --
Alpha Health Care         1995     114,821     --              *              --               --              321

Michael J. Lowell(5)....  1997     106,698     --              *              --               --           --
Vice President, Chief     1996     114,014    16,686           *              --               40,000       --
Financial Officer         1995      --         --              *              --               --           --

---------------

 * Aggregate amount does not exceed 10% of the total of annual salary and bonus reported for the named executive officer.

(1) The number of aggregate restricted unvested stock holdings outstanding as of February 23, 1997 was 5,625 and the aggregate value of such restricted stock was $11,953. Stock awards to Mr. Tullio and Mr. Glade as additional compensation for fiscal 1995 vested 50% on May 5, 1996, and 50% vesting on May 5, 1997. Although the Company has not paid and does not anticipate paying dividends, any dividends paid would accrue to the benefit of the grantees.

(2) All options were granted under the 1993 Alpha Microsystems Employee Stock Option Plan.

(3) Consists solely of Company contributions to the Employee Profit Sharing and Savings Plan.

(4) Includes awards of stock valued at the following amounts as of the date of the award: for fiscal 1995: Tullio: $5,859, and Glade: $2,930.

(5) Mr. Smith resigned as President of AlphaHealthCare, the Company's subsidiary (the assets of which were sold in fiscal 1997), effective August 30, 1996. Mr. Lowell resigned as Vice President, Chief Financial Officer, effective November 15, 1996.

(6) Includes commissions of $3,039 paid to Mr. Smith.

STOCK OPTION GRANTS

     The following table provides information on stock options granted under the 1993 Alpha Microsystems Employee Stock Option Plan to the executive officers named in the Summary Compensation Table.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                                                                      POTENTIAL
                                                                                                     REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                             PERCENT OF      INDIVIDUAL GRANTS                     ANNUAL RATES OF
                              NUMBER OF        TOTAL       ----------------------                       STOCK
                              SECURITIES    OPTIONS/SARS                  MARKET                 PRICE APPRECIATION
                              UNDERLYING     GRANTED TO    EXERCISE OF   PRICE ON                  FOR OPTION TERM
                             OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    DATE OF    EXPIRATION   -------------------
           NAME              GRANTED (#)    FISCAL YEAR      ($/SH)       GRANT        DATE       5% ($)    10% ($)
---------------------------  ------------   ------------   -----------   --------   ----------   --------   --------
Douglas J. Tullio..........     180,000          29%          $3.00       $ 3.00     6/16/2001    149,192   $329,675
President and CEO

John F. Glade..............      20,000           3%          $3.00       $ 3.00     6/16/2001     16,577   $ 36,631

Philip D. Smith............          --           --             --           --            --         --         --

Michael J. Lowell(2).......     125,000          20%          $3.00       $ 3.00     6/16/2001    103,606   $228,941

---------------

(1) All options were granted under the 1993 Alpha Microsystems Employee Stock Option Plan. Options granted to Mr. Tullio and Mr. Glade become exercisable as follows: 25% on August 13, 1996, 25% on June 16, 1997, 25% on June 16, 1998 and 25% on June 16, 1999. In the event that the employment of optionee shall be terminated, otherwise than by reason of death or permanent disability or misconduct, the option and all rights terminate on the 30th day after termination of employment.

(2) Options granted to Mr. Lowell (which were not exercised and expired in fiscal 1997 as a result of his resignation) became exercisable as follows:
    25% on August 13, 1996, 25% on June 16, 1997, 25% on June 16, 1998, and 25%
    on June 16, 1999.

FISCAL YEAR-END VALUES OF OUTSTANDING STOCK OPTIONS

     The following table provides information with respect to the executive officers named in the Summary Compensation Table concerning unexercised stock options held as of the end of the Company's 1997 fiscal year.

                         FISCAL YEAR-END OPTION/VALUES

                                 NUMBER OF                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                  SHARES                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                ACQUIRED ON    VALUE       OPTIONS AT FY-END (#)             AT FY-END ($)
                                 EXERCISE     REALIZED  ---------------------------   ---------------------------
             NAME                   (#)         ($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------  -----------   -------   -----------   -------------   -----------   -------------
Douglas J. Tullio.............   --                --     348,189        138,750        121,702         5,039
John F. Glade.................   --                --      20,625         16,875          9,409         2,520
Philip D. Smith...............   10,000       $10,625          --             --             --            --
Michael J. Lowell.............   10,000            --          --             --             --            --

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company do not receive additional compensation for acting as a member of the Board of Directors or any committee thereof. Outside directors receive a monthly retainer of $2,000, and a fee of $1,000 for each Board meeting and committee meeting (excluding telephonic meetings) attended in excess of 12 each year, with all Board and committee meetings held in a single day to be deemed as one meeting. In addition, directors are reimbursed for their reasonable travel expenses incurred for attendance at such meetings. Under the 1996 Nonemployee Director Stock Compensation Plan, directors may accept directors' fees in stock in lieu of cash. In accordance with the terms of the 1996 Nonemployee Director

Stock Compensation Plan, the number of shares of Common Stock received by the nonemployee directors is based upon the fair market value of a share of Common Stock at the date on which the cash compensation was otherwise payable to the nonemployee director. Each of the Company's outside directors elected to receive his director fees in fiscal year 1997 in the form of Company stock.

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

     The Company has also entered into an agreement with James A. Sorensen, its Vice President and Chief Financial Officer, pursuant to which Mr. Sorensen is entitled to receive six (6) months termination pay at his base rate of pay in effect at the time of termination if his employment is terminated by the Company for any reason other than misconduct, fraud, or other unlawful acts.

INDEMNIFICATION AGREEMENTS

     The Company has entered into indemnification agreements with its directors and certain key officers which provide such individuals with contractual indemnification rights. Such indemnification agreements apply retroactively as well as prospectively to any actions taken by the indemnified parties while serving as officers or directors of the Company. Such indemnification agreements also provide that the Company shall indemnify such persons to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the indemnification agreement, the Company's Articles of Incorporation, the Company's Bylaws or by statute.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee for fiscal 1997 was composed of Messrs. Hankin, Mahmarian and Reynolds. Mr. Reynolds is Chairman of the Board and has served the Company in the past in numerous executive positions, including Chief Executive Officer.

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

     The following table contains certain information as of June 15, 1997 as to each director, each individual included in the Summary Compensation Table, all officers and directors as a group and each person who, to the knowledge of the Company, was the beneficial owner of 5% or more of the outstanding shares of Common Stock. Persons named in the following table have sole voting and investment powers with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable, and other information contained in the footnotes to the table. Information with respect to beneficial ownership is based on the Company's Common Stock records and data supplied to the Company by its shareholders.

                                                              NUMBER OF SHARES      PERCENT OF
        NAME OR IDENTITY OF GROUP                          BENEFICIALLY OWNED(1)      CLASS
        -------------------------------------------------  ----------------------   ----------
        John F. Glade....................................          216,200(2)           2.0
        Rockell N. Hankin................................           39,572                *
        Richard E. Mahmarian.............................           34,197                *
        Clarke E. Reynolds...............................           51,572                *
        Douglas J. Tullio................................          441,939              3.9
        All directors and officers as a group (8
          persons).......................................          805,980              7.1

---------------

 *  Does not exceed 1% of the outstanding shares of Common Stock of the Company.

(1) Includes shares issuable upon exercise of options and warrants which are presently exercisable or will become exercisable on or before August 15, 1997, in the following amounts: Glade: 27,500; Hankin: 13,125; Mahmarian:
    8,750; Reynolds: 13,125; Tullio: 396,939; and by all officers and directors as a group: 481,939.

(2) Includes 156,200 shares held in a revocable trust of which Mr. Glade and his wife, Alana L. Glade, are sole trustees. Mr. and Mrs. Glade, acting jointly, have the power to vote and dispose of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 1997                     ALPHA MICROSYSTEMS

                                        By:   /s/ DOUGLAS J. TULLIO
                                           ---------------------------
                                        Douglas J. Tullio
                                        President, Chief Executive Officer