Form 10-Q
period 1997-05-25
ALPHA MICROSYSTEMS
filed 1997-07-03
CIK 352869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MAY 25,1997
                                     -----------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ____________  to  ___________


                         Commission File Number 0-10558
                                                -------

                               ALPHA MICROSYSTEMS
             ------------------------------------------------------
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

       Registrant's telephone number, including area code: (714) 957-8500
                                                           --------------

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

As of July 1, 1997, there were 10,821,897 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets (Unaudited) at       3
                    May 25, 1997 and February 23, 1997

                    Condensed Consolidated Statements of Operations            4
                    (Unaudited) for the Three Months Ended May 25, 1997
                    and May 26, 1996

                    Condensed Consolidated Statements of Cash Flows            5
                    (Unaudited) for the Three Months Ended May 25, 1997
                    and May 26, 1996

                    Notes to Condensed Consolidated Financial                  6
                    Statements

           Item 2.  Management's Discussion and Analysis of Financial          8
                    Condition and Results of Operations

PART II -- OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                    12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               ALPHA MICROSYSTEMS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  May 25,    February 23,
                                                                   1997         1997
                                                                ---------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                                       $    779     $  1,768
 Short-term investments in U.S. treasury bills                      6,791        6,812
 Accounts receivable, net of allowance for
   doubtful accounts of $138 and $139 at May 1997
   and February 1997, respectively                                  2,694        3,028
 Inventories                                                          398          305
 Notes receivable                                                     828          830
 Prepaid expenses and other current assets                            295          233
                                                                 --------     --------
       Total current assets                                        11,785       12,976

Property and equipment, net of accumulated
   depreciation of $13,396 and $13,101 at May 1997
   and February 1997, respectively                                  2,761        2,932
Service contracts, net                                                311          364
Software costs, net                                                 1,022          815
Other assets, net                                                     108          108
                                                                 --------     --------
                                                                 $ 15,987     $ 17,195
                                                                 ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $  1,442     $  1,201
 Deferred revenue                                                   1,612        1,686
 Accrued compensation                                                 195          345
 Other accrued liabilities                                            289          381
 Current portion of long-term debt                                     35           35
                                                                 --------     --------
     Total current liabilities                                      3,573        3,648

Long-term debt                                                         30           34
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value; 5,000,000
     shares authorized; none issued                                    --           --
 Common stock, no par value; 20,000,000 shares authorized;
     10,821,897 shares issued and outstanding at May 25, 1997
     and February 23, 1997, respectively                           30,920       30,919
 Accumulated deficit                                              (18,601)     (17,464)
 Unamortized restricted stock plan expense                             (4)         (13)
 Foreign currency translation adjustment                               69           71
                                                                 --------     --------
       Total shareholders' equity                                  12,384       13,513
                                                                 --------     --------
                                                                 $ 15,987     $ 17,195
                                                                 ========     ========

                             See accompanying notes.

                               ALPHA MICROSYSTEMS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                        --------------------------
                                                         May 25,           May 26,
                                                          1997              1996
                                                        --------          --------
Net sales:
  Product                                               $  1,376          $  2,798
  Service                                                  3,173             4,278
                                                        --------          --------
    Total net sales                                        4,549             7,076
                                                        --------          --------

Cost of sales:
  Product                                                    953             1,495
  Service                                                  2,602             3,234
                                                        --------          --------
    Total cost of sales                                    3,555             4,729
                                                        --------          --------

Gross margin                                                 994             2,347

  Selling, general and administrative expense              1,861             2,199
  Engineering, research and development expense              364               557
                                                        --------          --------
    Total operating expenses                               2,225             2,756
                                                        --------          --------

  Loss from operations                                    (1,231)             (409)

  Interest income                                            (98)               (4)
  Interest expense                                             1                16
  Other (income) expense, net                                  1               (75)
  Foreign exchange gain                                       (7)               (7)
                                                        --------          --------
    Total other income                                      (103)              (70)
                                                        --------          --------

Loss before taxes                                         (1,128)             (339)
Provision for income taxes                                     9                 5
                                                        --------          --------
Net loss                                                $ (1,137)         $   (344)
                                                        ========          ========

Net loss per share                                      $  (0.11)         $  (0.05)
                                                        ========          ========
Number of shares used in the
    computation of per share amounts                      10,822             6,869
                                                        ========          ========


                             See accompanying notes.

                               ALPHA MICROSYSTEMS

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                   Three Months Ended
                                                                  --------------------
                                                                   May 25,     May 26,
                                                                    1997        1996
                                                                  --------    --------
Cash flows from operating activities:
     Net loss                                                     $(1,137)    $  (344)

     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                            398         574
             Gain on sale of fixed assets                              --          (4)
             Provision for losses on accounts receivable               10          33
             Provision for slow-moving inventory                        9           2
             Restricted stock plan expense amortization                 9          --

     Other changes in operating assets and liabilities:
             Accounts receivable                                      327         843
             Inventories                                              (99)         87
             Notes receivable                                           2          --
             Prepaid expenses and current assets                      (64)        (67)
             Accrued compensation                                    (150)       (229)
             Accounts payable and accrued liabilities                 149        (231)
             Deferred revenue                                         (74)       (369)
             Other, net                                                (8)          2
                                                                  -------     -------
                 Net cash provided by (used in)
                   operating activities                              (628)        297
                                                                  -------     -------
Cash flows from investing activities:
     Purchase of short-term investments                            (3,949)         --
     Proceeds from sale of short-term investments                   3,970          --
     Proceeds from sale of fixed assets                                --           9
     Purchases of equipment                                          (127)       (109)
     Capitalization of software costs                                (251)       (134)
                                                                  -------     -------
                 Net cash used in investing activities               (357)       (234)
                                                                  -------     -------
Cash flows from financing activities:
     Issuance of stock                                                  1       1,170
     Principal debt repayments                                         (4)        (51)
                                                                  -------     -------
                 Net cash provided by (used in)
                   financing activities                                (3)      1,119
                                                                  -------     -------
Effect of exchange rate changes on cash                                (1)        (14)
                                                                  -------     -------
Increase (decrease) in cash and cash equivalents                     (989)      1,168

Cash and cash equivalents at beginning of period                    1,768         505
                                                                  -------     -------

Cash and cash equivalents at end of period                        $   779     $ 1,673
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

         Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person that the objectives or plans of the Company will be achieved.

1.       INTERIM ACCOUNTING POLICY

         In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at May 25, 1997, and the consolidated results of operations and cash flows for the quarters ended May 25, 1997 and May 26, 1996. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 23, 1997.

         The results of operations for the quarter ended May 25, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

REVENUE RECOGNITION

         The Company recognizes revenue on its hardware and software sales on shipment, and recognizes revenue on its service sales and post contract customer support on a straight-line basis over the contract period. When significant obligations remain after a software product has been delivered, revenue is not recognized until obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized. Revenue is recognized only when collection of the resulting receivable is probable.

PER SHARE INFORMATION

         Per share information is based upon the weighted average common shares outstanding during the quarters ended May 25, 1997 and May 26, 1996. Common stock equivalents were anti-dilutive in all periods presented.

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

2.       INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories, net of reserves for excess and obsolete inventories of $44,000 and $41,000 at May 25, 1997, and February 23, 1997, respectively, comprise the following:


(In thousands)                  MAY 25, 1997   FEBRUARY 23, 1997
                                ------------   -----------------
Raw materials                       $337              $263
Work in process                        9                 9
Finished goods                        52                33
                                    ----              ----
                                    $398              $305
                                    ====              ====

3.       CONTINGENCIES

LITIGATION

         The Company's current involvement with litigation is as follows:

         Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. A settlement of the case between AMB and Andre Warnier in the Belgium action was effected on October 18, 1996. Five hundred thousand dollars ($500,000) of the compensatory damages in the Orange County lawsuit are related to the claims by Mr. Warnier. This settlement should result in a dismissal or the Warnier portion of the Orange County lawsuit. The Court has continued its temporary stay of this lawsuit in its entirety until July 1997 in order to await the outcome of virtually identical litigation instituted by the plaintiffs against AMB in Belgium. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

         The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the quarters ended May 25, 1997 and May 26, 1996:

                                                      RELATIONSHIP TO NET SALES
                                                      -------------------------
                                                        THREE MONTHS ENDED
                                                      -------------------------
                                                       MAY 25,        MAY 26,
                                                        1997           1996
                                                      ---------     ----------
Net sales                                               100.0%          100.0%
Cost of sales                                            78.1            66.8
                                                        -----           -----
Gross margin                                             21.9            33.2

Selling, general and administrative expense              40.9            31.1
Engineering, research and development expense             8.0             7.9
Interest income                                          (2.1)             --
Interest expense                                           --             0.2
Other income, net                                          --            (1.1)
Foreign exchange gain                                    (0.1)           (0.1)
                                                        -----           -----
Loss from operations before taxes                       (24.8)           (4.8)

Provision for income taxes                                0.2             0.1
                                                        -----           -----
Net loss                                                (25.0)%          (4.9)%
                                                        =====           =====

GENERAL

         During the first quarter of fiscal year 1998, the Company continued to focus on the development, marketing and distribution of its family of AlphaCONNECT software products for the Internet and intranet market. On June 9, 1997, the Company announced the availability of a pre-release version of AlphaCONNECT BusinessVue, which provides end-users with a feed of filtered, corporate, and business information.

         The Company intends to significantly expand its sales and marketing resources for Internet and intranet products. While it is unlikely that revenues for these products will increase sufficiently to offset the additional investment in the short-term, management believes that these products will enhance the long-term outlook of the Company.

         The Company had a net loss of $1,137,000, or $0.11 per share, during the first quarter ended May 25, 1997, compared to a net loss of $344,000, or $0.05 per share, during the same period in the prior fiscal year. The current quarter loss includes $825,000 relating to the marketing and launching of the AlphaCONNECT product line and a reduction in both product and service revenues.

RESULTS OF OPERATIONS

         Three Months Ended May 25, 1997 and May 26, 1996

         Net sales decreased $2,527,000, or 35.7 percent, to $4,549,000 for the quarter ended May 25, 1997 from $7,076,000 for the quarter ended May 26, 1996. This decrease includes $2,469,000 relating to product lines and subsidiaries sold during fiscal year 1997.

         Total product revenues declined $1,422,000, or 50.8 percent, to approximately $1,376,000 from approximately $2,798,000 for the comparable period. Approximately 80.5 percent, or $1,145,000, of the decline in product revenues was attributable to the absence of the UK subsidiary that was sold in August 1996. The remaining decline was due primarily to the sale of the Company's remaining vertical software product lines.

         Total service revenue declined $1,105,000, or 25.8 percent, to $3,173,000 in the quarter just ended from $4,278,000 for the same period in the prior year. Approximately 69.2 percent, or $765,000, of this decline was due to the sale of the Company's UK subsidiary. The remaining decline was due primarily to a decrease in the Company's traditional Alpha Micro Operating System ("AMOS") based service contracts, and a decrease in support revenues from the Company's AlphaHealthCare subsidiary that was sold in January 1997. The Company has expanded its base of support services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is expanding its domestic service sales and marketing efforts to capitalize on its current base and further expand revenues from the open systems generation market.

         Total gross margin for the Company for the quarter ended May 25, 1997, decreased to 21.9 percent compared to 33.2 percent during the same period last year, with declines for both product and service. Product gross margin for the quarter ended May 25, 1997 decreased to 30.7 percent compared to 46.6 percent during the same period in the prior year. The decrease in product gross margin was primarily due to a relatively lower proportion of higher margin AMOS products sold, combined with higher inventory and warranty reserves in the first quarter of fiscal year 1998.

         Services business gross margin declined to 18.0 percent during the quarter ended May 25, 1997, from 24.4 percent during the same period in the prior year. The decline in gross margin was primarily due to a significant increase in the service sales force and the sale of the Company's UK subsidiary that generated higher service margins than the domestic service organization. Additionally, the third-party service contracts contributed lower margins than on the traditional AMOS-based service contracts. To improve revenues, the service organization is focusing on obtaining new contracts for its networking support services, supporting vertical markets with services, and increasing third-party services. Revenues from these new areas of focus generally produce lower margins than the Company's traditional service business. The Company continues to evaluate potential service acquisitions that meet its financial and market criteria.

         Selling, general and administrative expenses decreased $338,000 to $1,861,000 for the quarter ended May 25, 1997, compared to $2,199,000 in the quarter ended May 26, 1996. The sale of the UK and AlphaHealthCare subsidiaries and the remaining vertical software product resulted in a decrease in selling, general and administrative expenses of approximately $1,203,000, which was partially offset by increases in the Company's investment in resources for the Internet and intranet markets.

         Research and development expenses (which include engineering support and services) incurred for the quarter ended May 25, 1997, decreased by $193,000 to $364,000 from $557,000 during the same period in the prior fiscal year. Additionally, approximately $251,000 of new software development expenses have been capitalized in the current fiscal quarter, as compared to $134,000 in the comparable period in fiscal year 1997. Research and development expenses as a percentage of product sales increased to 26.4 percent in the quarter just ended from 19.9 percent during the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended May 25, 1997, the Company's working capital decreased $1,116,000 to $8,212,000 from $9,328,000 at February 23, 1997.
Net cash and short-term investments in U.S. treasury bills decreased during the quarter ended May 25, 1997 by $1,010,000 to $7,570,000. Net cash used in operating activities for the quarter ended May 25, 1997 was $628,000 compared to $297,000 provided by operations for the same period in the previous fiscal year. This is primarily due to the Company's increased investment in Internet and intranet products.

         Net accounts receivable decreased approximately $334,000 to $2,694,000 at May 25, 1997 from $3,028,000 at February 23, 1997. The decline in accounts receivable was mainly due to revenue decline and improved collections.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a) 27 -- Financial Data Schedule

          (b) No Form 8-K was filed during the first quarter ended May 25, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ALPHA MICROSYSTEMS
                                                   (Registrant)

Date: July 3, 1997                              By: /s/ Douglas J. Tullio
                                                    -------------------------
                                                    President and Chief
                                                    Executive Officer

Date: July 3, 1997                              By: /s/ James A. Sorensen
                                                    -------------------------
                                                    Vice President and
                                                    Chief Financial Officer