Form 10-Q
period 1997-08-24
ALPHA MICROSYSTEMS
filed 1997-10-03
CIK 352869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended  AUGUST 24,1997
                                       or

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

                                   Yes X No___

As of September 29, 1997, there were 10,887,198 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----

        PART I-- FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      (Unaudited) at August 24, 1997 and
                      February 23, 1997                                   3

                      Condensed Consolidated Statements of
                      Operations (Unaudited) for the Three
                      and Six Months Ended August 24, 1997 and
                      August 25, 1996                                     4

                      Condensed Consolidated Statements of Cash Flows
                      (Unaudited) for the Six Months Ended August 24,
                      1997 and August 25, 1996                            5

                      Notes to Condensed Consolidated
                      Financial Statements                                6

              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       8


        PART II-- OTHER INFORMATION

              Item 4. Submission of Matters to a vote of
                      Security-Holders                                   11

              Item 6. Exhibits and Reports on Form 8-K                   11



        SIGNATURES                                                       12

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          August 24,    February 23,
                                                             1997           1997
                                                          ----------    ------------
       ASSETS
       Current assets:
        Cash and cash equivalents                         $    825        $  1,768
        Short-term investments in U.S. treasury              5,311           6,812
        bills
        Accounts receivable, net of allowance  for
          doubtful accounts of $124 and $139 at
          August 1997 and February 1997, respectively        2,969           3,028
        Inventories                                            346             305
        Notes receivable                                       797             830
        Prepaid expenses and other current assets              282             233
                                                          --------        --------
              Total current assets                          10,530          12,976

       Property and equipment, net of accumulated
          depreciation of $8,855 and $13,101 at
          August 1997 and February 1997, respectively        2,649           2,932
       Service contracts, net                                  514             364
       Software costs, net                                   1,154             815
       Other assets, net                                       111             108
                                                          --------        --------
                                                          $ 14,958        $ 17,195
                                                          ========        ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
        Accounts payable                                  $    891        $  1,201
        Deferred revenue                                     1,526           1,686
        Accrued compensation                                   288             345
        Other accrued liabilities                              554             381
        Current portion of long-term debt                       34              35
                                                          --------        --------
            Total current liabilities                        3,293           3,648

       Long-term debt                                           28              34
       Commitments and contingencies
       Shareholders' equity:
        Preferred stock, no par value; 5,000,000
            shares authorized; none issued                       -               -
        Common stock, no par value; 20,000,000 shares
          authorized; 10,887,198 and 10,821,897 shares
          issued and outstanding at August 24, 1997
          and February 23, 1997, respectively               30,972          30,919
        Accumulated deficit                                (19,399)        (17,464)
        Unamortized restricted stock plan expense                -             (13)
        Foreign currency translation adjustment                 64              71
                                                          --------        --------
              Total shareholders' equity                    11,637          13,513
                                                          --------        --------
                                                          $ 14,958        $ 17,195
                                                          ========        ========



                             See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             Three Months Ended          Six Months Ended
                                          ------------------------   ------------------------
                                          August 24,    August 25,   August 24,    August 25,
                                             1997          1996        1997           1996
                                          ---------     ----------   ----------    ----------
Net sales:
  Product                                 $   1,394     $   2,135     $    2,770    $   4,933
  Service                                     3,206         4,013          6,379        8,291
                                          ---------     ---------     ----------    ---------
    Total net sales                           4,600         6,148          9,149       13,224
                                          ---------     ---------     ----------    ---------

 Cost of sales:
  Product                                       899         1,111         1,853         2,606
  Service                                     2,562         2,942         5,164         6,176
                                          ---------     ---------     ----------    ---------
    Total cost of sales                       3,461         4,053         7,017         8,782
                                          ---------     ---------     ----------    ---------

 Gross Margin                                 1,139         2,095         2,132         4,442

  Selling, general and administrative         1,600         2,342         3,461         4,541
      expense
  Engineering, research and development
      expense                                   381            511          744         1,068
                                          ---------     ---------     ----------    ---------
    Total operating expenses                  1,981         2,853         4,205         5,609
                                          ---------     ---------     ----------    ---------

  Loss from operations                         (842)         (758)       (2,073)       (1,167)

  Interest income                               (82)          (64)          (181)         (68)
  Interest expense                                3            10              4           26
  Other (income) expense, net                    11           (33)            12         (108)
  Foreign exchange (gain) loss                   24           (19)            17          (26)
                                          ---------     ---------     ----------    ---------
    Total other income                          (44)         (106)          (148)        (176)
                                          ---------     ---------     ----------    ---------

Loss before taxes                              (798)         (652)        (1,925)        (991)
Provision for income taxes                      -             -               10            5
                                          ---------     ---------     ----------    ---------
Net loss                                  $    (798)    $    (652)    $  (1,935)    $    (996)
                                          =========     =========     =========     =========

Net loss per share                        $   (0.07)    $   (0.06)    $   (0.18)    $   (0.11)
                                          =========     =========     =========     =========
Number of shares used in the
    computation of per share amounts         10,834        10,939        10,828         9,183
                                          =========     =========     =========     =========

                             See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                    Six Months Ended
                                                              ----------------------------
                                                              August 24,        August 25,
                                                                1997              1996
                                                              ----------        ----------
Cash flows from operating activities:
    Net loss                                                  $  (1,935)        $    (996)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Gain on sale of subsidiary/product lines                  -               (45)
            Loss on sale of fixed asset                               -                 1
            Depreciation and amortization                           802             1,126
            Provision for losses on accounts receivable              21                35
            Provision for slow-moving inventory                      29               (57)
            Restricted stock plan expense amortization               13                 -
    Other changes in operating assets and liabilities:
            Accounts receivable                                      39               410
            Inventories                                             (61)             (106)
            Notes receivable                                         33                 -
            Prepaid expenses and current assets                     (54)             (253)
            Accrued compensation                                    (57)               22
            Accounts payable and accrued liabilities               (137)              390
            Deferred revenue                                       (160)             (396)
            Other, net                                              (13)             (174)
                                                              ---------         ---------
                Net cash used in operating activities            (1,480)              (43)
                                                              ---------         ---------
Cash flows from investing activities:
    Purchase of short-term investments                           (6,417)           (6,000)
    Proceeds from sale of short-term investments                  7,918                 -
    Proceeds from sale of fixed assets                                -                 9
    Acquisition of service assets                                  (265)                -
    Purchases of equipment                                         (304)             (245)
    Capitalization of software costs                               (433)             (290)
    Purchase of intangible assets                                    (5)                -
    Sale of subsidiary                                                -              (599)
                                                              ---------         ---------
                Net cash provided by (used in) investing
                  activities                                        494            (7,125)
                                                              ---------         ---------
Cash flows from financing activities:
    Issuance of stock                                                20             9,510
    Stock options exercised                                          33                87
    Principal debt repayments                                        (7)             (576)
                                                              ---------         ---------
               Net cash provided by financing activities             46             9,021
                                                              ---------         ---------
Effect of exchange rate changes on cash                              (3)               (5)
                                                              ---------         ---------
Increase (decrease) in cash and cash equivalents                   (943)            1,848

Cash and cash equivalents at beginning of period                  1,768               505
                                                              ---------         ---------

Cash and cash equivalents at end of period                    $     825         $   2,353
                                                              =========         =========


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



1.      INTERIM ACCOUNTING POLICY

        In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at August 24, 1997, the consolidated results of its operations for the three and six month periods ended August 24, 1997 and August 25, 1996 and its cash flows for the six month periods ended August 24, 1997 and August 25, 1996. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 23, 1997.

        The results of operations for the six month period ended August 24, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

PER SHARE INFORMATION

        Per share information is based upon the weighted average common shares outstanding during the period ended August 24, 1997 and August 25, 1996. Common stock equivalents were anti-dilutive in all periods presented.

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


2.      INVENTORIES

        Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories, net of reserves for excess and obsolete inventories of $56,000 and $41,000 at August 24, 1997, and February 23, 1997, respectively, comprise the following:

(In thousands)

                            AUGUST 24, 1997             FEBRUARY 23, 1997
                            ---------------             -----------------
Raw materials               $          242              $           263
Work in process                         63                            9
Finished goods                          41                           33
                            --------------              ---------------
                            $          346              $           305
                            ==============              ===============

3.      CONTINGENCIES

LITIGATION

        The Company's current involvement with litigation is as follows:

        Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. In September 1995, the plaintiffs instituted virtually identical litigation against AMB in Belgium. A settlement of the case between AMB and Andre Warnier in the Belgium action was effected on October 18, 1996. Five hundred thousand dollars ($500,000) of the compensatory damages in the Orange County lawsuit are related to the claims by Mr. Warnier. As a result of this settlement, the Company and Mr. Warnier have a tentative agreement to mutually release each other in the Orange County litigation with a dismissal with prejudice to be filed by Mr. Warnier upon execution of the Agreement, without payment by Alpha Microsystems. The Court has continued its temporary stay of this lawsuit in its entirety until November 1997 in order to await the outcome of the litigation instituted by Mr. Garralda against AMB in Belgium. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

        In December 1995, Phoenix Marketing, Inc. d.b.a. Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. The Iowa court has referred this case to arbitration, which arbitration is scheduled to begin on January 12, 1998. Significant discovery is presently being conducted by both parties. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

        The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and six month periods ended August 24, 1997, and August 25, 1996:

                                                   RELATIONSHIP TO NET SALES
                                       --------------------------------------------------
                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                       --------------------------------------------------
                                       AUGUST 24,   AUGUST 25,    AUGUST 24,   AUGUST 25,
                                         1997         1996          1997          1996
                                       ----------   ----------    ----------   ----------
Net sales                                 100.0%      100.0%        100.0%       100.0%
Cost of sales                              75.2        65.9          76.7         66.4
                                          -----       -----         -----        -----
Gross margin                               24.8        34.1          23.3         33.6

Selling, general and administrative
  expense                                  34.8        38.1          37.8         34.3
Engineering, research and
  development expense                       8.3         8.3           8.1          8.1
Interest income                            (1.8)       (1.0)         (2.0)        (0.5)
Interest expense                            0.1         0.1             -          0.2
Other (income) expense, net                 0.2        (0.5)          0.2         (0.8)
Foreign exchange (gain) loss                0.5        (0.3)          0.2         (0.2)
                                          -----       -----         -----        -----
Loss from operations before taxes         (17.3)      (10.6)        (21.0)        (7.5)
Provision for income taxes                    -           -           0.1            -
                                          -----       -----         -----        -----
Net loss                                  (17.3)%     (10.6)%       (21.1)%       (7.5)%
                                          =====       =====         =====        =====

GENERAL

        During the second quarter of fiscal year 1998, the Company continued to focus on the development, marketing and distribution of its family of AlphaCONNECT software products for the Internet and intranet market. On July 22, 1997, the Company announced first shipments of AlphaCONNECT BusinessVue, which provides end-users with a feed of filtered corporate and business information.

        The Company intends to significantly expand its sales and marketing resources for Internet and intranet products. While it is unlikely that revenues for these products will increase sufficiently to offset the additional investment in the short-term, management believes that these products will enhance the long-term outlook of the Company.

        The Company had a net loss of $1,935,000, or $0.18 per share, during the six months ended August 24, 1997, compared to a net loss of $996,000, or $0.11 per share, during the same period in the prior fiscal year. This loss reflects $1,326,000 relating to the marketing and launching of the AlphaCONNECT product line and a reduction in both product and service revenues.

        In August 1997, the Company acquired the assets of Data Enhancement International Inc. (DEI), an enterprise integration firm that specializes in client and server development, along with local and wide area Internet/intranet networking technologies. This acquisition is a continuation of the strategic thrust within the Company's service division to target market segments that are sustaining higher growth and higher margins than the traditional service business. In September 1997, the Company acquired from Atlantic Systems Inc. certain service business assets associated with point-of-sale systems in the Baltimore, Maryland area.


RESULTS OF OPERATIONS

        Six Months Ended August 24, 1997 and August 25, 1996

        Net sales decreased $4,075,000, or 30.8 percent, to $9,149,000 for the six month period ended August 24, 1997 from $13,224,000 for the six month period ended August 25, 1996. This decrease includes $2,728,000 relating to product lines and subsidiaries sold during fiscal year 1997.

        Total product revenues declined $2,163,000, or 43.8 percent, to approximately $2,770,000 from approximately $4,933,000 for the comparable period. Approximately 71.4 percent, or $1,545,000, of the decline in product revenues was attributable to the absence of the UK subsidiary that was sold in August 1996. The remaining decline was due primarily to the sale of the Company's remaining vertical software product lines.

        Total service revenue declined $1,912,000, or 23.1 percent, to $6,379,000 for the six month period just ended from $8,291,000 for the same period in the prior year. Approximately 83.6 percent, or $1,598,000, of this decline was due to the sale of both the Company's UK and domestic AlphaHealthCare subsidiaries. The remaining decline was due primarily to a decrease in the Company's traditional Alpha Micro Operating System ("AMOS") based service contracts. The Company has expanded its base of support services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is expanding its domestic service sales and marketing efforts to capitalize on its current base and further expand revenues from the open systems generation market.

        Total gross margin for the Company for the six months ended August 24, 1997, decreased to 23.3 percent compared to 33.6 percent during the same period last year, with declines for both product and service. Product gross margin for the six months ended August 24, 1997 decreased to 33.1 percent compared to 47.2 percent during the same period in the prior year. The decrease in product gross margin was primarily due to a relatively lower proportion of higher margin AMOS products sold, combined with higher inventory and warranty reserves in the first half of fiscal year 1998.

        Services business gross margin declined to 19.0 percent during the half year ended August 24, 1997, from 25.5 percent during the same period in the prior year. The decline in gross margin was primarily due to a significant increase in the service sales force and the sale of the Company's UK subsidiary that generated higher service margins than the domestic service organization. Additionally, the third-party service contracts contributed lower margins than the traditional AMOS-based service contracts. To improve revenues, the service organization is focusing on obtaining new contracts for its networking support and consulting services, supporting vertical markets with services, and increasing third-party services. Revenues from these new areas of focus are expected in the aggregate to produce lower margins than the Company's traditional service business. The acquisitions of DEI and Atlantic Systems Inc. will support this effort. The Company continues to evaluate additional potential service acquisitions that meet its financial and market criteria.

        Selling, general and administrative expenses decreased $1,080,000 to $3,461,000 for the six months ended August 24, 1997, compared to $4,541,000 for the six months ended August 25, 1996. The sale of the UK and AlphaHealthCare subsidiaries and the remaining vertical software product resulted in a decrease in selling, general and administrative expenses of approximately $1,858,000, which was partially offset by increases in the Company's investment in resources for the Internet and intranet markets.

        Research and development expenses (which include engineering support and services) incurred for the six months ended August 24, 1997, decreased by $324,000 to $744,000 from $1,068,000 during the same period in the prior fiscal year. Additionally, approximately $433,000 of new software development expenses have been capitalized in the first half of the current fiscal year, as compared to $290,000 in the comparable period in fiscal year 1997. Research and development expenses as a percentage of product sales increased to 26.9 percent for the six months just ended from 21.7 percent during the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended August 24, 1997, the Company's working capital decreased $2,091,000 to $7,237,000 from $9,328,000 at February 23, 1997.
Net cash and short-term investments in U.S. treasury bills decreased during the six months ended August 24, 1997 by $2,445,000 to $6,135,000. Net cash used in operating activities for the first half ended August 24, 1997 was $1,480,000 compared to $43,000 for the same period in the previous fiscal year. This is primarily due to the Company's increased investment in Internet and intranet products.

        Net accounts receivable decreased approximately $59,000 to $2,969,000 at August 24, 1997 from $3,028,000 at February 23, 1997. The decline in accounts receivable was mainly due to revenue decline and improved collections.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

        The Annual Meeting of Shareholders of Alpha Microsystems was held on August 13, 1997. At the Annual Meeting, all of management's nominees for directors listed in the Proxy Statement were elected and there was no solicitation in opposition to such nominees. Voting was as follows:

                                                         WITHHOLD
               DIRECTORS                     FOR         AUTHORITY     ABSTAIN
               ---------                     ---         ---------     -------
               Clarke E. Reynolds         9,925,556       549,921        N/A

               Douglas J. Tullio          9,896,256       579,221        N/A

               Rockell N. Hankin          9,934,106       541,371        N/A

               John F. Glade              9,938,106       537,371        N/A

               Richard E. Mahmarian       9,934,056       541,421        N/A

        The proposal to ratify the appointment of Ernst & Young, LLP, as independent auditors of the Company and its subsidiaries for the year ending February 22, 1998 was approved, receiving 10,175,349 votes for approval and 239,935 votes against approval, with 60,193 abstentions. The proposal to reincorporate the Company in Delaware was not approved, receiving 3,883,843 votes for approval, 657,919 votes against approval and 48,580 abstentions. This proposal required the affirmative votes of a majority of the outstanding shares of common stock.

Item 6. Exhibits and Reports on Form 8-K.

       Exhibit No.
       -----------

           27     Financial Data Schedule


           (b) No Form 8-K was filed during the second quarter ended August 24, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ALPHA MICROSYSTEMS
                                                          (Registrant)

Date: October 2, 1997                              By: /s/ Douglas J. Tullio
                                                   -------------------------
                                                   President and
                                                   Chief Executive Officer

Date: October 2, 1997                              By: /s/ James A. Sorensen
                                                   -------------------------
                                                   Vice President and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS


               Exhibit No.                   Description
               -----------                   -----------

                   27                   Financial Data Schedule