Form 10-Q
period 1997-11-23
ALPHA MICROSYSTEMS
filed 1998-01-06
CIK 352869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  NOVEMBER 23,1997
                                      ----------------
                                      or

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

                                  Yes  X   No
                                      ---     ----

As of December 30, 1997, there were 10,887,198 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS



                                                                                Page
PART I-- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  (Unaudited) at November 23, 1997 and
                  February 23, 1997                                                3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) for the Three
                  and Nine Months Ended November 23, 1997 and
                  November 24, 1996                                                4

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Nine Months Ended November 23,
                  1997 and November 24, 1996                                       5

                  Notes to Condensed Consolidated
                  Financial Statements                                             6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    9


PART II-- OTHER INFORMATION

         Item 5.  Other Information                                               12

         Item 6.  Exhibits and Reports on Form 8-K                                12



SIGNATURES                                                                        13

EXHIBIT INDEX                                                                     14


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               November 23,       February 23,
                                                                  1997                1997
                                                               ------------       ------------
        ASSETS
        Current assets:
         Cash and cash equivalents                               $ 1,337             $ 1,768
         Short-term investments in U.S. treasury bills             3,830               6,812
         Accounts receivable, net of allowance  for
           doubtful accounts of $154 and $139 at
           November 1997 and February 1997,
           respectively                                            3,682               3,028
         Inventories                                                 411                 305
         Notes receivable                                            122                 232
         Prepaid expenses and other current assets                   191                 233
                                                                 -------             -------
               Total current assets                                9,573              12,378

        Property and equipment, net of accumulated
           depreciation of $9,157 and $13,101 at
           November 1997 and February 1997, respectively           2,533               2,932
        Service contracts, net                                       539                 364
        Software costs, net                                        1,255                 815
        Notes receivable                                             565                 598
        Other assets, net                                            109                 108
                                                                 -------             -------
                                                                 $14,574             $17,195
                                                                 =======             =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
         Accounts payable                                        $ 1,124             $ 1,201
         Deferred revenue                                          1,665               1,686
         Accrued compensation                                        177                 345
         Other current liabilities                                   546                 416
                                                                 -------             -------
             Total current liabilities                             3,512               3,648

        Other long-term liabilities                                  119                  34
        Commitments and contingencies
        Shareholders' equity:
         Preferred stock, no par value; 5,000,000
             shares authorized; none issued                           --                  --
         Common stock, no par value; 20,000,000 shares
             authorized; 10,887,198 and 10,821,897 shares
             issued and outstanding at November 23, 1997
             and February 23, 1997, respectively                  30,972              30,919
         Accumulated deficit                                     (20,087)            (17,464)
         Unamortized restricted stock plan expense                    --                 (13)
         Foreign currency translation adjustment                      58                  71
                                                                 -------             -------
               Total shareholders' equity                         10,943              13,513
                                                                 -------             -------
                                                                 $14,574             $17,195
                                                                 =======             =======


                             See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                         Three Months Ended                       Nine Months Ended
                                                   -------------------------------       ----------------------------------
                                                   November 23,       November 24,       November 23,          November 24,
                                                      1997                1996               1997                 1996
                                                   ------------       ------------       -----------           ------------
Net sales:
  Product                                            $ 1,737             $ 2,007            $ 4,508               $ 6,940
  Service                                              3,381               3,434              9,760                11,725
                                                     -------             -------            -------               -------
    Total net sales                                    5,118               5,441             14,268                18,665
                                                     -------             -------            -------               -------

Cost of sales:
  Product                                              1,091               1,110              2,943                 3,716
  Service                                              2,526               2,583              7,154                 8,494
                                                     -------             -------            -------               -------
    Total cost of sales                                3,617               3,693             10,097                12,210
                                                     -------             -------            -------               -------

Gross margin                                           1,501               1,748              4,171                 6,455

Selling, general and administrative expense            1,897               2,385              5,895                 7,191
Engineering, research and development
    expense                                              357                 443              1,101                 1,511
                                                     -------             -------            -------               -------
    Total operating expenses                           2,254               2,828              6,996                 8,702
                                                     -------             -------            -------               -------

Loss from operations                                    (753)             (1,080)            (2,825)               (2,247)

Interest income                                          (61)                (95)              (241)                 (163)
Interest expense                                           1                   3                  6                    29
Other (income) expense, net                               13                (123)                25                  (230)
Foreign exchange (gain) loss                             (19)                  2                 (2)                  (24)
                                                     -------             -------            -------               -------
    Total other income                                   (66)               (213)              (212)                 (388)
                                                     -------             -------            -------               -------

Loss before taxes                                       (687)               (867)            (2,613)               (1,859)
Provision for income taxes                                 1                  23                 10                    28
                                                     -------             -------            -------               -------
Net loss                                             $  (688)            $  (890)           $(2,623)              $(1,887)
                                                     =======             =======            =======               =======

Net loss per share                                   $ (0.06)            $ (0.08)           $ (0.24)              $ (0.19)
                                                     =======             =======            =======               =======
Number of shares used in the
    computation of per share amounts                  10,887              10,804             10,848                 9,929
                                                     =======             =======            =======               =======




                             See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                                        Nine Months Ended
                                                                                 ---------------------------------
                                                                                 November 23,         November 24,
                                                                                    1997                  1996
                                                                                 ------------         ------------
Cash flows from operating activities:
     Net loss                                                                      $ (2,623)            $ (1,887)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Loss on sale of fixed assets                                                --                    1
             Depreciation and amortization                                            1,238                1,689
             Provision for losses on accounts receivable                                 35                   62
             Provision for slow-moving inventory                                         55                  (44)
             Restricted stock plan expense amortization                                  13                   --
     Other changes in operating assets and liabilities:
             Accounts receivable                                                       (733)                 182
             Inventories                                                               (150)                (147)
             Notes receivable                                                           110                   --
             Prepaid expenses and current assets                                         35                 (367)
             Accrued compensation                                                      (168)                (240)
             Accounts payable and accrued liabilities                                   (12)                 124
             Deferred revenue                                                           (62)                (515)
             Other, net                                                                  (6)                (375)
                                                                                   --------             --------
                 Net cash used in operating activities                               (2,268)              (1,517)
                                                                                   --------             --------
Cash flows from investing activities:
     Purchase of short-term investments                                              (7,405)              (6,886)
     Proceeds from sale of short-term investments                                    10,387                   --
     Proceeds from sale of fixed assets                                                  --                   10
     Acquisition of service assets                                                      (70)                  --
     Purchases of equipment                                                            (488)                (382)
     Capitalization of software costs                                                  (586)                (379)
     Purchases of intangible assets                                                     (65)                  --
     Sale of subsidiary                                                                  --                1,489
     Other, net                                                                          25                   --
                                                                                   --------             --------
                 Net cash provided by (used in) investing activities                  1,798               (6,148)
                                                                                   --------             --------
Cash flows from financing activities:
     Issuance of stock                                                                   20                9,486
     Stock options exercised                                                             33                   90
     Principal debt repayments                                                          (10)                (608)
                                                                                   --------             --------
                 Net cash provided by financing activities                               43                8,968
                                                                                   --------             --------
Effect of exchange rate changes on cash                                                  (4)                  (6)
                                                                                   --------             --------
Increase (decrease) in cash and cash equivalents                                       (431)               1,297

Cash and cash equivalents at beginning of period                                      1,768                  505
                                                                                   --------             --------

Cash and cash equivalents at end of period                                         $  1,337             $  1,802
                                                                                   ========             ========



                             See accompanying notes.

                               ALPHA MICROSYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995) and information relating to Alpha Microsystems (the "Company" or "Alpha Micro") that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of Alpha Micro. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward looking statements, including (i) projected revenues increases have been based on historical results that are not necessarily indicative of the results expected in future periods, (ii) the Company's ability to successfully complete and integrate acquisitions within the services industry, (iii) the ability of the Company to successfully market its services to its target markets, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

1.       INTERIM ACCOUNTING POLICY

         In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to fairly present the consolidated financial position of the Company at November 23, 1997, the consolidated results of its operations for the three and nine month periods ended November 23, 1997 and November 24, 1996 and its cash flows for the nine month periods ended November 23, 1997 and November 24, 1996. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 23, 1997.

         Certain amounts have been reclassified in prior periods to conform to the current period presentation.

         The results of operations for the nine month period ended November 23, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

         PER SHARE INFORMATION

         Per share information is based upon the weighted average common shares outstanding during the three and nine month periods ended November 23, 1997 and November 24, 1996. Common stock equivalents were anti-dilutive in all periods presented.


2.       INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories, net of reserves for excess and obsolete inventories of $65,000 and $41,000 at November 23, 1997, and February 23, 1997, respectively, comprise the following:

(In thousands)

                                        NOVEMBER 23, 1997         FEBRUARY 23, 1997
                                        -----------------         -----------------
Raw materials                                  $357                      $263
Work in process                                  17                         9
Finished goods                                   37                        33
                                               ----                      ----
                                               $411                      $305
                                               ====                      ====


3.       CONTINGENCIES

LITIGATION

         The Company's current involvement with litigation is as follows:

         Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, Alpha Microsystems Belgium, S.A. ("AMB"), filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. In September 1995, the plaintiffs instituted virtually identical litigation against AMB in Belgium. A settlement of the case between AMB and Andre Warnier in the Belgium action was effected on October 18, 1996. Five hundred thousand dollars ($500,000) of the compensatory damages in the Orange County lawsuit are related to the claims by Mr. Warnier. As a result of this settlement, the Company and Mr. Warnier have a tentative agreement to mutually release each other in the Orange County litigation with a dismissal with prejudice to be filed by Mr. Warnier upon execution of the Agreement, without payment by Alpha Microsystems. The Court has removed its temporary stay of this lawsuit in its entirety and set March 10, 1998 for trial. The parties are negotiating a tolling agreement to avoid the scheduled trial date. Although no assurances as to the outcome of the litigation can be given, management believes that its defenses to the litigation are meritorious.

         In December 1995, Phoenix Marketing, Inc. d.b.a. Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. The Iowa court has referred this case to arbitration, which arbitration has been delayed due to the filing for relief under the Bankruptcy Code by Phoenix Marketing. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit.

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

4.       STATEMENTS OF FINANCIAL STANDARDS NOT YET ADOPTED

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, established standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting and disclosures.

     5.   SUBSEQUENT EVENT

         On December 31, 1997, the Company acquired the service business of ATI Communications, an operating division of Applied Cellular Technology, Inc. The total purchase price, contingent on future operations, is approximately $2.2 million. The Company remitted $800,000 in cash at the closing and agreed to pay $650,000 and $700,000 on subsequent anniversaries, respectively, subject to certain operating performance criteria. The acquisition is accounted for as a purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

         The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and nine month periods ended November 23, 1997, and November 24, 1996:


                                                                       RELATIONSHIP TO NET SALES
                                               ----------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               ----------------------------------------------------------------------------
                                               NOVEMBER 23,         NOVEMBER 24,          NOVEMBER 23,         NOVEMBER 24,
                                                   1997                 1996                  1997                 1996
                                               ------------         ------------          ------------         ------------
Net sales:
   Product                                            33.9 %               36.9 %               31.6 %                37.2 %
   Service                                            66.1                 63.1                 68.4                  62.8
                                                    ------               ------               ------                ------
      Total net sales                                100.0                100.0                100.0                 100.0

Cost of sales:
   Product                                            62.8                 55.3                 65.3                  53.5
   Service                                            74.7                 75.2                 73.3                  72.4
                                                    ------               ------               ------                ------
      Total cost of sales                             70.7                 67.9                 70.8                  65.4

Gross margin:
   Product                                            37.2                 44.7                 34.7                  46.5
   Service                                            25.3                 24.8                 26.7                  27.6
                                                    ------               ------               ------                ------
      Total gross margin:                             29.3                 32.1                 29.2                  34.6

Selling general and administrative                    37.1                 43.8                 41.3                  38.5
expense
Engineering, research and development
    expense                                            7.0                  8.1                  7.7                   8.1
Other (income) expense, net                            5.6                  4.3                  6.2                   6.0
Loss from operations before taxes                    (13.4)               (16.0)               (18.3)                (10.0)
Provision for income taxes                              --                  0.4                  0.1                   0.1
                                                    ------               ------               ------                ------
Net loss                                             (13.4)%              (16.4)%              (18.4)%               (10.1)%
                                                    ======               ======               ======                ======



GENERAL
-------

         During the second and third quarters of fiscal year 1998, the Company continued to actively evaluate Information Technology ("IT") service business acquisitions. Such efforts have resulted in the completion of the acquisition of several IT service businesses. The IT service business is largely fragmented with many smaller organizations lacking the infrastructure to meet the needs of multiple-site, mid-size to large companies. The Company believes, combining its nation-wide infrastructure and strategic acquisitions it will be able to take advantage of economies of scale and leverage its nation-wide presence thereby providing a competitive advantage over its competitors in the IT service business.

         On December 31, 1997, the Company acquired the service business of ATI Communications ("ATI"), an operating division of Applied Cellular Technology, Inc. The acquired business serves markets in Pennsylvania, Washington DC, Baltimore and Northern Virginia and employs 60 personnel. ATI specializes in providing direct service and support to telephony and related interconnect customers. In September 1997, the Company acquired from Atlantic Systems Inc. certain service business assets associated with point-of-sale systems in the Baltimore, Maryland area. In August 1997, the Company acquired the assets of Data Enhancement International Inc. (DEI), an enterprise integration firm that specializes in client and server development, along with local and wide area Internet/intranet networking technologies. These acquisitions are a continuation of the strategic thrust within the Company's service division to target market segments that are sustaining higher growth and / or higher margins than the traditional service business.

         Also during the same quarter the Company continued to monitor its investment in its family of AlphaCONNECT software products for the Internet and intranet market. While it is unlikely that revenues for these products will increase sufficiently to offset the additional investment in the short-term, management believes that these products will enhance the long-term outlook of the Company.

         The Company had a net loss of $2,623,000, or $0.24 per share, during the nine months ended November 23, 1997, compared to a net loss of $1,887,000, or $0.19 per share, during the same period in the prior fiscal year. This loss reflects $1,879,000 relating to the marketing and launching of the AlphaCONNECT product line, and a reduction in both product and service revenues, primarily due to the divestiture of the Company's UK and domestic subsidiaries.

RESULTS OF OPERATIONS

         Nine Months Ended November 23, 1997 and November 24, 1996

         Total product revenues declined $2,432,000, or 35.0 percent, to approximately $4,508,000 from approximately $6,940,000 for the comparable period. An increase of $378,000 in revenues from domestic hardware products was offset by the decline in product revenues of approximately $1,545,000, or 63.5 percent, attributable to the absence of the UK subsidiary that was sold in August 1996. An additional $1,265,000 of decline was due primarily to the sale of the Company's domestic vertical software product lines.

         Total service revenue declined $1,965,000, or 16.8 percent, to $9,760,000 for the nine month period just ended from $11,725,000 for the same period in the prior year. Approximately 90.8 percent, or $1,784,000, of this decline was due to the sale of both the Company's UK and domestic AlphaHealthCare subsidiaries. The remaining decline was due primarily to a decrease in the Company's traditional Alpha Micro Operating System ("AMOS") based service contracts. On December 31, 1997, the Company completed the acquisition of the service business of ATI Communications, which is projected to increase Alpha Micro's future service revenues by 20%, and the Company continues to actively evaluate additional acquisitions within the service industry. The Company has expanded its base of support services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is expanding its domestic service sales and marketing efforts to capitalize on its current base and further expand revenues from the open systems generation market.

         Net sales decreased $4,397,000, or 23.6 percent, to $14,268,000 for the nine month period ended November 23, 1997 from $18,665,000 for the nine month period ended November 24, 1996. This decrease includes $4,594,000 relating to product lines and subsidiaries sold during fiscal year 1997.

         Total gross margin for the Company for the nine months ended November 23, 1997, decreased to 29.2 percent compared to 34.6 percent during the same period last year, with declines for both product and service. Product gross margin for the nine months ended November 23, 1997 decreased to 34.7 percent compared to 46.5 percent during the same period in the prior year. The decrease in product gross margin was primarily due to a relatively lower proportion of higher margin AMOS products sold, combined with higher inventory and warranty reserves in the first nine months of fiscal year 1998.

         Services business gross margin declined to 26.7 percent during the nine months ended November 23, 1997, from 27.6 percent during the same period in the prior year. The decline in gross margin was primarily due to the sale of the Company's UK subsidiary that generated higher service margins than the domestic service organization. Additionally, the third-party service contracts contributed lower margins than the traditional AMOS-based service contracts. While the service organization is focusing on obtaining new contracts for its networking support and consulting services, supporting vertical markets with services, and increasing third-party services in order to improve revenues, the revenues from these new areas of focus are expected in the aggregate to produce lower margins than the Company's traditional service business. The recent acquisitions of ATI and other service businesses during the year will support this effort. The Company continues to evaluate additional potential service acquisitions that meet its financial and market criteria.

         Selling, general and administrative expenses decreased $1,296,000 to $5,895,000 for the nine months ended November 23, 1997, compared to $7,191,000 for the nine months ended November 24, 1996. The sale of the UK and AlphaHealthCare subsidiaries and the remaining vertical software product resulted in a decrease in selling, general and administrative expenses of approximately $2,051,000. This was partially offset by increases in the Company's investment in resources for the Internet and intranet markets plus a significant increase in the service sales force and increased advertising for service operations.

         Research and development expenses (which include engineering support and services) incurred for the nine months ended November 23, 1997, decreased by $410,000 to $1,101,000 from $1,511,000 during the same period in the prior fiscal year. This decrease includes $295,0000 relating to vertical software products sold in fiscal year 1997. Additionally, approximately $586,000 of new software development expenses have been capitalized in the first nine months of the current fiscal year, as compared to $379,000 in the comparable period in fiscal year 1997. Research and development expenses as a percentage of product sales increased to 24.4 percent for the nine months just ended from 21.8 percent during the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended November 23, 1997, the Company's working capital decreased $2,669,000 to $6,061,000 from $8,730,000 at February 23, 1997.
Net cash and short-term investments in U.S. treasury bills decreased during the nine months ended November 23, 1997 by $3,413,000 to $5,167,000. Net cash used in operating activities for the nine months ended November 23, 1997 was $2,268,000 compared to $1,517,000 for the same period in the previous fiscal year. This is primarily due to the Company's increased investment in Internet and intranet products.

         Net accounts receivable increased approximately $654,000 to $3,682,000 at November 23, 1997 from $3,028,000 at February 23, 1997. The increase in accounts receivable reflects an increase in third quarter revenues over each of the two previous quarters of approximately $500,000 combined with a delay in payments from European customers, which were collected subsequent to quarter-end.

         The Company believes that its current cash position, augmented by operating activities, will provide it with sufficient resources to finance its working capital requirements through fiscal year 1999. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional business; the success, timing, and amount of investment required to penetrate the Internet/intranet markets; service revenue growth or decline; and potential acquisitions.

PART II. OTHER INFORMATION

Item 5.  Other Information.

         Acquisition of ATI Communications Service Assets

         On December 31, 1997, the Company acquired the service business of ATI Communications, an operating division of Applied Cellular Technology, Inc. The total purchase price, contingent on future operations, is approximately $2.2 million. The Company remitted $800,000 in cash at the closing and agreed to pay $650,000 and $700,000 on subsequent anniversaries, respectively, subject to certain operating performance criteria. The acquisition is accounted for as a purchase.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  See Exhibit Index.

         (b) No Form 8-K was filed during the third quarter ended November 23, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ALPHA MICROSYSTEMS
                                                (Registrant)

Date: January 6, 1998                        By:/s/  Douglas J. Tullio
                                             -------------------------
                                             President and
                                             Chief Executive Officer

Date: January 6, 1998                        By:/s/  Jeffrey J. Dunnigan
                                             ---------------------------
                                             Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Number                     Description of Documents
------                     ------------------------

2.6 Agreement of Purchase and Sale by and between Alpha Microsystems and Applied Cellular Technology, Inc. dated December 23, 1997

10.61 Amendment to Loan Agreement by and between Alpha Microsystems and Silicon Valley Bank dated October 11, 1997

10.62        Employment Agreement by and between Alpha Microsystems and Jeffrey
             J. Dunnigan dated November 15, 1997

27.          Financial Data Schedule.