Form 10-K
period 1998-02-22
ALPHA MICROSYSTEMS
filed 1998-05-26
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
        For the fiscal year ended FEBRUARY 22, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
        For the transition period from ____________to____________

                         COMMISSION FILE NUMBER 0-10558

                               ALPHA MICROSYSTEMS
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                  95-3108178
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                 2722 SOUTH FAIRVIEW STREET, SANTA ANA, CA 92704
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (714) 957-8500

        Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]                     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of its common stock on May 14, 1998 on the Nasdaq National Market, a date within 60 days prior to the date of filing, was $33,757,348.

As of May 14, 1998, there were 10,914,112 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days after the close of the registrant's fiscal year ended February 22, 1998, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

                                INTRODUCTORY NOTE

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the market acceptance of the Company's products, including its AlphaCONNECT internet and intranet technology, and Information Technology ("IT") services, (ii) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities, (iii) anticipated competition, and (iv) any future performance, achievements of the Company, or industry results expressed or implied by such forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Forward-looking statements included herein regarding the actual results, performance and achievements of the Company are dependent on a number of factors. The Company's ability to pursue companies that provide strategic platforms on which to leverage future growth is dependent on (i) the economic and competitive environment of the computer maintenance and IT support services industry in general, and in the Company's specific market areas, (ii) its ability to identify acquisition candidates, (iii) the availability of, and terms of, financing to fund the anticipated growth of the Company's business, and (iv) its ability to successfully integrate acquired operations with its existing operations. The Company's ability to execute internet/intranet technology and marketing agreements with key companies and its ability to derive internet/intranet revenues from the sale of product, licensing of technology, or revenue sharing relationships is dependent on (i) the Company's ability to develop, produce, and market products and services that incorporate new technology, are priced competitively, and achieve significant market acceptance, (ii) whether the Company's products and IT services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (iii) the Company's ability to deliver commercial quantities of new products in a timely manner, (iv) the Company's ability to manage risks associated with its internet operating strategies, (v) changes in the Company's operating strategy and capital expenditure plans, and
(vi) the economic and competitive environment of the internet/intranet industry in general. The Company's ability to expand the service segment through new service contracts, expansion of time and materials servicing, and alliances with third-party IT service providers and to develop opportunities to service products manufactured by third parties is dependent on (i) the Company's ability to develop, produce, and market services that are priced competitively, (ii) whether the Company's IT services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (iii) changes in the cost of IT services, (iv) the Company's ability to manage risks associated with its IT services operating strategies, (v) changes in the Company's operating and capital expenditure plans and (vi) the Company's ability to manage its expenses commensurate to its revenues.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. BUSINESS

Alpha Microsystems (the "Company" or "Alpha Micro") is a California corporation with its principal offices located at 2722 South Fairview Street, Santa Ana, California 92704 (telephone number 714-957-8500). The Company provides information technology products (including products for the internet and intranet markets) and IT services (including consulting, maintenance, support and networking) to a variety of market segments. The Company provides these services through its more than 55 locations throughout North America.

This Annual Report on Form 10-K refers to various trademarks of the Company and certain trademarks of other companies. All products and services are trademarks or registered trademarks of their respective holders.

GENERAL DEVELOPMENT OF BUSINESS

The Company, which was incorporated under California law on March 17, 1977, is a supplier of information technology ("IT") services and products. The Company historically had two principal lines of business: (1) the sale of computer and networking hardware and software products, and (2) the service of its own and third-party hardware and software products as well as installation, training, and consulting services. In recognition of the intensely competitive nature of the computer hardware industry and the migration toward open system environments and away from proprietary systems such as those primarily sold by the Company, the Company has in the last several years focused its efforts on vertical niche markets, the expansion of its IT services business and the development and marketing of AlphaCONNECT, an internet and intranet technology. The movement into vertical niche markets did provide additional IT service revenues. However, the products were not sufficiently successful to warrant additional capital commitments. A discussion of the Company's divestitures during the most recent three years follows.

In fiscal 1996, the Company sold CV Systems to Veterinary Centers of America ("VCA"), a major user of the product. The sale resulted from market pressures from veterinary industry consolidation and the Company's belief that it could apply its resources toward areas with greater growth potential. Also in 1996, the Company refocused its marketing strategy for PANDA, its food service software product, and the Company evaluated additional development of Alpha2000, its dental office software product, in an effort to economically enhance the product's market acceptance. These efforts were unsuccessful and management began evaluating these operations for potential disposition. In 1996, the Company also finalized the sale of Alpha Microsystems Belgium, S.A. ("AMB") to a member of the AMB management. Subsequent to this sale, the Company continued to conduct its European operations directly through Alpha Microsystems Great Britain Limited ("AMGB"). A write-down was taken at the end of fiscal 1996 aggregating $1,995,000; this write-down was associated with certain vertical software products and goodwill related to its PANDA and AlphaHealthCare operations.

In fiscal 1997, the Company sold its remaining European operation, Alpha Microsystems Great Britain Limited ("AMGB"), including Sabre Business Systems Limited, and its remaining vertical software operations, PANDA and AlphaHealthCare.

On December 23, 1997, the Company acquired the telephone installation and IT service business and certain related assets of Applied Cellular Technology, Inc. for a purchase price estimated to be $2.6 million, of which $1.1 million has been paid from the Company's cash reserves through February 22, 1998. All amounts paid, and any future payments, are contingent on future annualized revenues.

Subsequent to February 22, 1998, the Company acquired the ongoing IT service contracts and certain related assets of M & J Technologies, Inc. ("M & J") for an estimated purchase price of $950,000. The purchase price, which is contingent on future annualized revenues, is to be paid over 18 months, with 50% of the purchase price paid on the closing date of the acquisition.

These divestitures and acquisitions were consistent with the Company's strategy to concentrate its resources on the IT services business and to develop and launch the AlphaCONNECT internet and intranet technology and software products. These divestitures along with the Company's efforts to grow the IT services business, primarily through internal growth, repositioned the Company in fiscal 1998, whereby IT service revenues accounted for 68.4% of total revenues and product sales accounted for 31.6% of total revenues, as compared to fiscal 1993, when IT service revenues accounted for 37.3% of total revenues and product sales accounted for 62.7% of total revenues.

The following table sets forth the percentage contribution to total company revenues of each of these principal lines of business for the periods indicated:

                             PERCENTAGE OF REVENUES

                                           FISCAL YEAR ENDED
                                           -----------------
                           FEBRUARY 22,       FEBRUARY 23,      FEBRUARY 25,
                               1998               1997              1996
                               ----               ----              ----
IT Service Revenues            68.4%             62.2%              55.2%

Product Revenues               31.6%             37.8%              44.8%


The Company in each of the last four years has sustained significant net losses and negative operating cash flows. Also during this time the Company divested certain operations, made significant investments in the development of its internet technology, and downsized its hardware operations, contributing to declines in net sales or results of operations. If the Company is to successfully execute its strategies discussed below, it will need to obtain outside financing and negotiate and successfully complete IT service business acquisitions. The Company is currently negotiating with several lending and investing institutions to finance its operating strategies and has received a commitment from a bank for a replacement $3,000,000 debt facility, subject to certain financial covenants and borrowing based requirements. While management believes it will be able to obtain sources of capital on acceptable terms, no assurances can be given that it will successfully do so.

INDUSTRY BACKGROUND

   IT SERVICE INDUSTRY BACKGROUND

The market for computer hardware maintenance and IT support services is large and growing. According to Dataquest the worldwide information technology (IT) market was $897 billion in 1997. Dataquest also states that the worldwide IT services market was $301 billion in 1997, with the United States holding 43% or $129 billion market share. While traditionally OEMs have garnered market share within the IT services market, the Company believes that independent, multi-vendor IT service providers such as the Company are taking market share from the OEMs faster than OEMs are contracting new business. The Company believes that this is occurring for several reasons including: (i) customers are looking for single source providers who support multiple computer hardware and software platforms, (ii) multi-vendor providers such as the Company are viewed as being unbiased toward computer purchase decisions and (iii) OEMs are increasingly outsourcing customer maintenance services (including warranty and post warranty IT services) and technical customer support (such as help desk services) to independents.

The IT services and support industry is fragmented and consolidating, providing the Company with potential opportunity. Currently, the industry consists primarily of: (i) several large IT service providers, (ii) service segments of OEM operations, and (iii) hundreds of smaller companies servicing either product niches or limited geographical areas of the United States. The significant market position of OEMs is due largely to their traditional role of servicing their own installed base of equipment and their customers' former reliance on centralized, single-vendor solutions.

   INTERNET/INTRANET INDUSTRY BACKGROUND

International Data Corporation (IDC) predicts that the internet will reach "mass market" proportions in the United States with nearly 25% of households on-line in 1998. IDC further predicts that this rapid growth will propel the number of U.S. users from an expected 90-100 million by 1998 year-end to over 200 million by the year 2001 and the internet/intranet industry will reach $92 billion by the year 2000. The internet has become a critical new way of doing business and is reaching ever-larger audiences daily. As an example today, intranets -- private networks based on internet and web standards -- can be found in a full 59% of U.S. and 38% of European organizations according to a recent IDC report. Next year, 77% of U.S. and 75% of European organizations expect to be using intranets. This research shows that the internet/intranet and web-based standards are being embraced by organizations and are helping organizations deliver on the promise of collaborative computing.

According to IDC, companies are investing significant resources in strategic internet technologies to streamline business processes. IDC believes new internet information technologies are in demand as companies seek to reduce costs, enhance productivity, as well as remain competitive. In addition, IDC believes companies are looking at return on information as a measurable value behind investment in the internet. The proliferation of information caused by the very efficiencies of the internet has become in many aspects unmanageable; however, given the importance of information to any organization, the ability to successfully manage it is critical. The Company believes that its AlphaCONNECT technology delivers added value to the one of the most critical aspects of the internet, information management.

STRATEGY

   IT SERVICE STRATEGY

Alpha Microsystems' business strategy for its IT services operation is to grow through (i) complementary acquisitions and alliances; and (ii) leveraging existing infrastructure. The fundamental elements of this business strategy are as follows:

        COMPLEMENT INTERNAL GROWTH WITH STRATEGIC ACQUISITIONS AND ALLIANCES WITHIN THE IT INDUSTRY

In order to achieve the operating results and performance goals set by management, the Company believes that expansion through acquisitions, as well as internal growth, will be necessary. Accordingly, the Company has completed acquisitions of smaller IT service companies and expects to continue to pursue the acquisition of IT service companies that sell products and services complementary to those of Alpha Microsystems. The Company also expects to pursue companies that provide strategic platforms on which to leverage future growth. No assurance can be given that this strategy will be successfully implemented.

        LEVERAGE THE EXISTING INFRASTRUCTURE

Over the past several years, the Company has built an IT services infrastructure serving all major and secondary cities in the United States and Canada. The Company believes that through its 55 locations and over 200 service personnel it has a competitive advantage over the majority of other IT service companies, which tend to have only a local or regional presence. This national presence provides the Company with the ability to expand services offered by acquired local and regional IT services companies to a national level. Further, the Company's national presence reduces the need for customers of acquired companies to maintain service contracts with many different IT service providers across the United States and Canada, and it also enhances internal growth of acquired companies by bringing in-house IT services that were previously outsourced due to local or regional operating constraints. No assurance can be given that this strategy will be successfully implemented.

    INTERNET/INTRANET STRATEGY

To date, the Company has established agreements with several key companies within the internet technology industry including General Magic, PC Quote, Quote.com, Zacks Investment Research, Cybernet Data Systems, Inc., Market Guide, and others. The agreements range from customized technology projects to marketing alliances. The Company expects to continue to execute technology and marketing agreements with key companies, as well as innovate additional strategies to keep pace with the fast changing market. Some of these strategies are anticipated to expand the integration of the AlphaCONNECT technology with third-party products and/or services currently being developed or marketed today. No assurance can be given that any of these strategies will be successfully implemented.

SERVICES OPERATION

The Company maintains service operations that employ over 200 service personnel in North America to provide service and technical support to the Company's customers and certain dealers. The Alpha Microsystems Services Operation ("AMSO") provides multi-vendor hardware and software maintenance and repair services throughout the United States and Canada via a network of 55 field offices linked to a national dispatch and advisory center. Through the Alpha Micro Technical Assistance Center, the Company responds to questions from dealers and end-users around the world via electronic and telephone communications channels. The Company intends to expand the service segment of its business through new service contracts, expansion of time and materials servicing, and alliances with third-party IT service providers, although no assurances can be given that the Company will be successful in expanding its services operation above current levels.

While divestitures have decreased overall service revenues, AMSO's contribution to the Company's operations has increased over the past years relative to the decline in product revenues. On a worldwide basis, revenues from service operations represented 68.4%, 62.2% and 55.2% of total revenues for fiscal 1998, 1997 and 1996, respectively. AMSO continues to develop opportunities to service selected products manufactured by third parties in an effort to more fully exploit the Company's service capabilities. AMSO's services also include the design and installation of computer networks. Other professional services offered by AMSO include consulting services related to site preparation work, such as electrical power and cabling analysis; air conditioning, humidity and static electricity problems; and lightning protection for computer systems.

PRODUCTS

   INTERNET PRODUCTS AND TECHNOLOGIES

AlphaCONNECT is Alpha Microsystems' patent-pending software technology for sophisticated communication and data conversion through the use of intelligent agents. AlphaCONNECT is not a single product, but rather a technology that has been realized as a core of cooperating components. These component parts can be combined in many different ways to create a multitude of applications including complete, stand-alone applications as well as modules that integrate into other systems.

Using AlphaCONNECT technology, information can be gathered through the use of TCP/IP (internet) protocols, including HTTP, HTTPS, FTP, SMTP and others. ODBC support allows most databases to be accessed and MAPI is supported for corporate e-mail. AlphaCONNECT can tie into additional protocols as needed. AlphaCONNECT's broad communications abilities allow it to acquire information from a diverse number of sources and to transmit data to an equally broad variety of destinations. The data AlphaCONNECT can acquire, manipulate and deliver include text, HTML, SGML, structured records, and many types of image, audio and video data. Acquired information can be converted into many forms including text, HTML, SGML and database records. AlphaCONNECT can also send data directly to specific target applications. Many popular office automation applications for Windows are supported, including word processors, spreadsheets, contact managers and database managers.

AlphaCONNECT is the underlying technology found in several applications developed and released by the Company including AlphaCONNECT StockVue, an agent application that provides custom delivery of financial data from the internet such as stock and mutual fund quotes, news, charts and SEC filings. StockVue is ready-tailored for OEMs or end-users. The Company has also developed and released AlphaCONNECT BusinessVue, an agent application that provides custom delivery of filtered, corporate and business information from the internet. BusinessVue is also ready-tailored for OEMs or end-users.

The AlphaCONNECT technology provides the necessary components for additional client and enterprise applications, and can be integrated with other software products and environments. The Company has executed several business-to-business technology agreements whereby the Company has agreed to customize its AlphaCONNECT technology for OEMs, ISVs and other third-party vendors. Examples of AlphaCONNECT technology implementations for third parties include agreements with vendors such as General Magic, PC Quote, Cybernet Data Systems, Inc., AccountingNet, and CurtCo Freedom Group.

In addition, the Company has developed and released acTools, a product line of Microsoft ActiveX components that targets software developers who work in a variety of programming languages including Visual Basic, Visual Basic for Applications, VBScript, Visual C++, and Delphi. acTools enable software developers to export multiple data types -- text, records sets, images, audio and video -- to many office automation products including popular word processors, spreadsheets and database managers.

        HARDWARE

The Company supports its customers with personal computer products through its AlphaDirect program, through which the Company markets third-party PC and peripheral products, as well as its proprietary family of AM Series computer systems that is based primarily on the Motorola 680XX family of microprocessors.

The AM Series consists of the Eagle family of small business computer systems at the low- to mid-range of the product line, and the AM-6000 family at the upper end. The Eagle family was first introduced by the Company in 1994, and the initial AM-6000 configuration began shipments in early fiscal 1998.

The primary operating system licensed with the Company's products is AMOS, the Company's proprietary operating system. The Company also incorporates Novell NetWare, SCO, UNIX, MS-DOS, and Microsoft Windows, among others, into certain of its products. In addition to operating systems software, the Company markets and distributes a variety of software products for its hardware systems including language compilers, development and conversion tools, networking products, application programs and utility programs.

DISTRIBUTION AND MARKETING

During fiscal 1996 and 1997, the Company developed a national sales and marketing group for its IT services business with a view toward expanding the services business through a more aggressive, direct sales process. The sales and marketing efforts for the IT services group are concentrated on securing contracts for the service of open systems such as IBM RS6000s and AS400s, as well as Microsoft and Novell networks. Since the beginning of fiscal year 1997, the Company has increased headcount within its IT services sales and marketing group by over 100%. The Company expects to continue investing resources to grow its IT services sales and marketing group.

The distribution strategy for AlphaCONNECT is focused on several methods of distribution which include: (i) establishing OEM relationships with hardware and software developers and suppliers, as well as computer products distributors,
(ii) creating relationships with on-line mass merchandisers and software retailers, (iii) direct marketing to corporate environments, (iv) developing associations with shareware providers, and (v) selling via the electronic marketplace of the internet. The Company has committed significant resources to developing these channels and creating market awareness. In fiscal 1998 and 1997, approximately $2,300,000 and $1,200,000, respectively, were committed to these programs.
Using one or more of these distribution channels, the Company intends to derive revenues from the sale of product, licensing of technology, or revenue sharing relationships. The Company has begun to distribute both StockVue and BusinessVue at nominal or no cost, both to promote name recognition and to facilitate use of StockVue to generate advertising revenue income. However, although revenues are starting to be realized, direct revenue advertising on the internet is in the early stages, and such revenues available through the Company's present alliances are uncertain. There is no assurance that substantial revenues will be realized through such advertising revenues.

The Company currently markets its hardware products through approximately 188 dealers and distributors located in North America, Europe, Latin America, Australia and the Asia Pacific area. The Company's distribution to its dealers and distributors is supported by sales and marketing personnel located at the Company's headquarters, as well as in various metropolitan locations throughout the United States. In addition, the Company engages in direct marketing of hardware in its service operations.

Sales of the Company's hardware are dependent upon several large customers. While none of the Company's customers represents more than 10% of the Company's consolidated revenues, the loss of one or more of the Company's large hardware customers could have a material adverse effect on the Company's results of operations.

During fiscal 1998, 1997 and 1996, approximately 12%, 20% and 30%, respectively, of the Company's total net revenues were made to foreign dealers and users. The decline in year-to-year net revenues is due primarily to divestitures of foreign operations. From its headquarters in the United States, the Company sells its products directly to distributors and independent dealers in Europe, Mexico, Latin America, Australia, the Asia Pacific area and other international markets.

INTEGRATION AND SUPPLIES

The Company's hardware manufacturing process consists primarily of assembling, integrating, and testing a wide variety of purchased electronic and electromechanical components and subassemblies. Most components and subassemblies are available from a number of alternative sources and certain suppliers have provided the Company with favorable consignment arrangements. However, some components and subassemblies used by the Company are available from a limited number of outside suppliers and may periodically be in short supply. The Company maintains a supply of these limited source components which it believes is sufficient to enable it to continue operations until a replacement supplier could be qualified and any necessary redesign could be completed with the exception of a line of Motorola microprocessors. The inability of the Company to obtain the components and subassemblies necessary to enable it to fill its then-existing orders for any reason, including, but not limited to, shortages, product delays or work stoppages experienced by the Company's suppliers, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's backlog is not significant because lead-time is typically less than one week from receipt of order to shipment. The Company buys materials pursuant to short-term forecasts and builds inventory to a semi-finished goods state. The finished products are then integrated based upon individual customer orders.

FOREIGN OPERATIONS

The Company's foreign sales to dealers and users comprise a substantial part of the Company's total net sales (12%, 20% and 30% in fiscal 1998, 1997 and 1996, respectively). (See Note 11 to the Company's Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for financial information concerning the Company's foreign operations.)

Gross profit margins with respect to foreign product sales are not materially different from gross profit margins with respect to domestic sales. A significant portion of international receivables and payables are in currencies other than U.S. dollars, the value of which fluctuates in relation to U.S. currency. Currency fluctuations can have a material adverse effect on the Company's foreign revenue, profitability and cash flow in terms of U.S. dollars. Foreign currency exchange gains (losses) included in the determination of loss from operations before taxes were $10,000, ($42,000) and $76,000 for the 1998, 1997 and 1996 fiscal years, respectively. The Company's operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, and other potentially detrimental domestic and foreign governmental policies affecting U.S. companies doing business abroad.

WARRANTY

The Company provides a one-year parts and labor return to factory or 90-day on-site warranty with an option for on-site or extended warranties on most products, other than software. Primarily, software licensed by the Company is not warranted by the Company and is licensed "as is." Applications software and hardware provided by third parties is covered by the warranties of the third-party suppliers. The Company has not had significant warranty problems and believes its warranty reserves are adequate based on the Company's historical experience.

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company intends, to a limited extent, to continue investing in engineering, research and development for both the AlphaCONNECT line of products and the AM Series of hardware products. Annually, management determines the amount of such investment after considering the Company's profitability levels and technological standing within the industry. Engineering support and services and research and development expenses totaled $1,411,000, $1,500,000 and $2,093,000, or 23.1%, 16.9% and 14.2% of the Company's product revenue, respectively, in fiscal years 1998, 1997 and 1996.

The Company has, in the past, utilized independent software developers where appropriate and entered into agreements with such developers to design, enhance, and/or support products to be marketed by the Company. Some agreements provided for an initial amount to be paid as a development fee and a royalty structure based on future revenues received from the developed product and some agreements provide for compensation on an hourly rate basis. Currently, the Company develops its software internally. However, outsourced software developers may be utilized in the future as appropriate.

COMPETITION

The computer industry is characterized by rapid technological changes and product obsolescence and the Company, in particular, faces severe competitive pressures as many competitors have aggressively targeted the broad range of market segments in which the Company's products and services compete. The Company's competition includes a large number of hardware manufacturers, service providers, software developers and resellers, many of which have longer operating histories, greater name recognition, larger installed customer bases and databases, and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees, distribution partners, advertisers and others. As a result of the competition's greater resources, they may also be better able than the Company to modify and enhance their products to meet changing market demands.

Due to the declining popularity of proprietary systems in favor of open systems such as Microsoft Windows, there is an ever declining number of distributors, dealers and developers of software and related products using the Company's proprietary systems. This decline continues to have an adverse effect upon the Company's competitive position, impacting both its proprietary product sales and corresponding services business. The Company believes that its 55 service locations enable it to compete effectively against comparably sized service providers in the open systems service market -- a market in which the Company has begun to effectively increase its penetration. However, there are service providers larger than the Company and there can be no assurance that (i) competition from existing competitors will not substantially increase, (ii) established or new companies will not enter the market in direct competition with the Company, or (iii) the Company will be able to compete successfully with such existing or new competitors.

With respect to the Company's AlphaCONNECT technology, the market for internet services and products is intensely competitive. Since there are no substantial barriers to entry for internet services and products, the Company expects competition in these markets to persist. The Company believes that the principal competitive factors in these markets are name recognition, performance, ease of use, functionality, content and price. Competitors include on-line service and content providers, web site operators, providers of web browser software (such as Netscape and Microsoft) and other internet services and products that incorporate data retrieval, conversion and delivery or "push" technology.

The Company's future success depends on its ability to (i) adapt to rapidly changing technologies, (ii) keep its products competitively priced, (iii) maintain and enhance its market position, (iv) adapt its services and products to evolving industry standards, (v) continually improve the performance, features and reliability of its services and products in response to both evolving demands of the marketplace and competitive service and product offerings, and (vi) the ability of internet product providers to establish a paying market. There can be no assurance that the Company will have the resources to respond to this rapidly evolving market.

GOVERNMENTAL REGULATION

The Company's operations are subject to a number of federal, state and local laws relating to environmental, health, safety and labor matters applicable to business generally. The Company believes its business is operated in substantial compliance with all material applicable government regulations. However, there can be no assurances that future regulations will not require the Company to modify its products, business or operations to meet environmental, health, safety, or labor requirements, or that the Company will be able, for financial or other reasons, to comply with such future requirements. Failure to comply with future governmental regulations could subject the Company to fines or injunctions, which could result in a material adverse effect on the Company's business, results of operations and financial condition. Although the Company is not aware of any claim involving violation of environmental, health, safety or labor laws or regulations, there can be no assurance that such claim may not arise in the future, which may have a material adverse effect on the Company's business, results of operations and financial conditions.

The currently marketed versions of the Company's multi-user systems have been successfully tested by an independent testing agency for compliance with Federal Communications Commission requirements for electromagnetic interference in commercial environments.

PATENTS, TRADEMARKS AND LICENSES

In addition to claiming standard copyright protection, the Company has filed a utility patent application with the United States Patent and Trademark Office directed to certain aspects of its AlphaCONNECT technology. There can be no assurance that any patent will be issued with respect to any aspect of AlphaCONNECT. The Company may decide to abandon prosecution prior to issuance of a patent. If any patent issues, there can be no assurance that the issued claims will be sufficiently broad to protect the Company's technology, to deter competitors or to prevent third parties from developing equivalent technology that does not infringe such claims, or that the patent will not otherwise be circumvented. In addition, there can be no assurance that any patents that may be issued will not be challenged, re-issued, re-examined, invalidated or held unenforceable, or that any rights granted thereunder would provide proprietary protection to the Company and its investment in AlphaCONNECT. The Company could incur substantial costs in litigation in which the Company may assert a patent against another party. Failure of any patents to provide protection of the Company's technology may make it easier for the Company's competitors to offer technology equivalent to or superior to the Company's technology.

The Company has federally registered trademarks including, but not limited to, the following "AlphaACCOUNTING" (design), "AlphaACCOUNTING" (stylized), "AlphaBASIC," "AlphaCALC," "AlphaCONNECT," "AlphaFORTRAN 77," "AlphaLAN," "AlphaPASCAL," "AlphaPASCAL Programming System," "AlphaRJE," "Alpha 2000," "AlphaSERV," "AlphaWRITE" (stylized), "AMOS," "AMSO," "Caselode," "insight/AM," "NODESTAR," "Videotrax," "Videotrax" (in design), and the slogan "RIGHT. FROM THE START." Several of these marks have also been registered in certain foreign countries. The Company has also registered the trademark "ALPHA MICRO" in selected states and various foreign countries. In addition, the Company has pending applications for the marks, including but not limited to "AlphaCONNECT EdgarVue," "AlphaCONNECT Messenger," "AlphaCONNECT Power Package," "AlphaCONNECT SportsVue," "AlphaSphere," "AM Alpha Microsystems" (in design), "AM Services Operation," "EdgarVue," "AlphaMicrosystems," "Alphaconnect Pro," "Alphaconnect StockVue," "AlphaConnect BusinessVue," "StockVue," "BusinessVue," "SportsVue," and the slogan "AlphaCONNECT. Where the Internet Gets Down to Business." The Company claims common law rights in the following marks: "AM" (design), and "Image.Doc."

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

The Company licenses the AlphaLAN network software product from U.A. Systems, Inc. pursuant to a nonexclusive, worldwide (except India) license that was renewed for a three-year term ending December 31, 1998, with successive one-year renewals. Either party may terminate such agreement upon giving notice to the other party at least 60 days prior to the end of any one-year renewal period. The Company licenses the AcuCOBOL AMOS-based compiler from AcuCOBOL, Inc. pursuant to a 10-year, exclusive worldwide license commencing October 29, 1992, and terminable by AcuCOBOL, Inc. upon default by the Company or the Company's failure to meet certain minimum royalty requirements. Although no assurances can be given, the Company believes it will be able to renew its material licenses on terms that will be acceptable to both parties.

To protect its intellectual property, the Company also relies in part on agreements with strategic employees and consultants which typically include provisions concerning confidentiality and ownership of work product. Despite these precautions, there can be no assurance that such agreements will provide the Company with meaningful remedies in the event of an improper use or disclosure of proprietary information. There can be no assurance that the Company's products or activities will not infringe the patents or proprietary rights of others, even if the Company also has received patent protection or other proprietary rights for its technology. The Company may be required to obtain licenses to patents or other proprietary rights. There can be no assurance that any such licenses would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, the development, manufacture or sale of products requiring such licenses could be precluded, and the Company may have to pay substantial damages for past infringement. The Company could encounter substantial costs in defending itself in litigation brought against it on such patents or proprietary rights.

While patent, copyright and trade secret rights provide certain protection to the Company, the Company believes that its success is less dependent on those ownership rights than on its innovative skills, technical competence and marketing abilities.

EMPLOYEES

On February 22, 1998, the Company and its subsidiaries employed approximately 263 persons. The Company's ability to attract and retain qualified personnel is a significant factor in its future success. The Company has never experienced a work stoppage and at present no employees are represented by a labor organization. The Company considers its employee relations to be good.

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

ITEM 3. LEGAL PROCEEDINGS

Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, AMB, filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. A settlement of the case between AMB and Andre Warnier in the Belgium action was effected on October 18, 1996. Five hundred thousand dollars ($500,000) of the claimed compensatory damages in the Orange County lawsuit are related to the claims by Mr. Warnier. In December 1997, the Company and Warnier executed a settlement agreement which involved no payment by the Company and Warnier dismissed his Orange County case with prejudice. Separately Garralda dismissed his Orange County case without prejudice upon the Company's execution of a Tolling Agreement allowing Garralda to re-file the suit upon the occurrence of specified conditions. Although no assurances as to the outcome of the litigation can be given, management believes that this litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In December 1995, Phoenix Marketing, Inc. d.b.a. Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. The Iowa court has referred this case to arbitration, which arbitration is now scheduled to begin in November, 1998. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                           OFFICERS OF THE REGISTRANT


Certain information regarding the officers of the Company is set forth in the following:

CLARKE E. REYNOLDS, 77, has served as Chairman of the Board of Directors of the Company since May 1991 and has been a Director of the Company since 1989. Mr. Reynolds served as Chief Executive Officer of the Company from January 1991 to August 1991, as President from November 1990 to May 1991, as Vice Chairman of the Board from October 1990 to May 1991, and as Chief Operating Officer of the Company from November 1990 to May 1991. Mr. Reynolds provided independent consulting services to the Company from 1984 through 1990, was an employee of the Company from November 1990 through May 1993, and presently provides independent consulting services to the Company. Mr. Reynolds was previously employed by NCR Corporation for over 47 years, during which time Mr. Reynolds held a variety of sales and marketing and general management positions including Vice President Pacific Region, Managing Director and Chairman of the Board NCR United Kingdom, Vice President NCR Europe and Vice President Executive Office. Mr. Reynolds serves as a Director of Sparta, Inc., which provides a wide range of scientific, engineering and technical assistance services, primarily for the U.S. military services and the Department of Defense.

DOUGLAS J. TULLIO, 55, has served as President, Chief Executive Officer and a Director of the Company since 1991. Mr. Tullio also served as Chief Operating Officer from May 1991 to March 1994. Mr. Tullio joined the Company in January 1990 and served as Executive Vice President of the Company and President of the Company's subsidiaries, Rexon Business Machines and AMS Computers. (In April 1990, these subsidiaries were merged into the Company.) From 1984 to 1989, he worked for General Automation, Inc., in the positions of President and member of the Board of Directors, Executive Vice President, Vice President, General Manager and Vice President of Sales and Marketing.

JEFFREY J. DUNNIGAN, 38, was appointed Vice President and Chief Financial Officer of the Company in December 1997. Prior to joining the Company, Mr. Dunnigan headed a financial consulting practice in Irvine, California. From October 1995 to September 1996, he was Vice President, Finance of UROHEALTH Systems, Inc., a publicly traded medical device company. Prior to October 1995 he was Audit Senior Manager with Ernst & Young, specializing in high technology manufacturing and software and consulting on SEC matters.

JOHN F. GLADE, 55, was appointed a Director of the Company in May 1996 and has served as Secretary of the Company since January 1987 and Vice President, Engineering and Manufacturing since May 1988. Mr. Glade joined the Company as Director of Engineering in September 1978, served as Vice President, Engineering from February 1979 until June 1985 and served as Vice President, Advanced Products Development from June 1985 until May 1988. He also served as Secretary of the Company from February 1983 to August 1985 and a Director of the Company from 1979 through 1994.

DENNIS E. MICHAEL, 40, was named Vice President of Marketing of the Company in May 1996 and previously held the position of Director of Marketing of the Company. He served in various marketing management capacities at the Company between 1983 and 1990 and with AST from 1990 to 1995.

RANDALL S. PARKS, 37, has served as Vice President of Services of the Company since 1995. Prior to his position as Vice President of Services, Mr. Parks served as Director of Service Operations, Eastern Regional Manager and Branch Field Engineering Manager of the Company. His previous experience was as field service engineer with several companies, including Uni Dynamics, Mettler Instruments and Consultant Field Engineering.

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

The following table sets forth the range of high and low sales prices for the Company's common stock (ALMI) for the fiscal quarters indicated, as quoted on the NASDAQ National Market:

                                                         HIGH           LOW
                                                         ----           ---
FISCAL YEAR ENDED FEBRUARY 22, 1998
First Quarter                                          $ 2 7/8       $ 1 1/4
Second Quarter                                           2 1/32        1 1/8
Third Quarter                                            1 15/16       1 1/8
Fourth Quarter                                           1 27/32       1

FISCAL YEAR ENDED FEBRUARY 23, 1997
First Quarter                                           $5 25/32     $   1/2
Second Quarter                                           4 3/4           1/4
Third Quarter                                            2 5/8         1 15/32
Fourth Quarter                                           2 15/32       1 3/16


On May 14, 1998, the high was $3 5/16 and the low was $3 and the approximate number of record holders of the Company's common stock was 534.

The Company has not paid dividends on its common stock, and it anticipates that for the foreseeable future it will not pay dividends. Should the Company desire to pay dividends, any such dividends would be subject to the prior written consent of the Company's lender and to any preferential rights to receive dividend payments contained in any securities subsequently issued by the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                        FISCAL YEAR ENDED
                                FEBRUARY 22,       FEBRUARY 23,       FEBRUARY 25,       FEBRUARY 26,       FEBRUARY 27,
                                    1998               1997                1996              1995                1994
                                    ----               ----                ----              ----                ----
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF
  OPERATIONS DATA:
Service revenues                $     13,223       $     14,627       $     18,070       $     19,706       $     18,413
Product sales                          6,104              8,885             14,693             19,079             20,916
                                ------------       ------------       ------------       ------------       ------------
Net sales                             19,327             23,512             32,763             38,785             39,329
Cost of sales                         13,966             15,498             22,967             27,385             23,876
                                ------------       ------------       ------------       ------------       ------------
Gross margin                           5,361              8,014              9,796             11,400             15,453
Income (loss) before taxes            (3,318)(1)         (2,742)(1)         (3,555)(2)         (6,247)(3)            223
Net income (loss)                     (3,297)(1)         (2,770)(1)         (3,575)(2)         (6,247)(3)            336
Net income (loss) per
   share (4)                    $      (0.30)      $      (0.28)      $      (0.54)      $      (0.95)      $       0.08
Number of shares used in
   the computation of per
   share amounts (4)              10,863,876          9,727,432          6,564,882          6,580,470          4,025,090
                                ============       ============       ============       ============       ============

BALANCE SHEET
  DATA:
Current assets                  $      9,754       $     12,378       $      7,199       $     10,914       $     15,252
Current liabilities                    5,421              3,648              6,377              7,726              6,936
                                ------------       ------------       ------------       ------------       ------------
Working capital                        4,333              8,730                822              3,188              8,316
Inventories                              580                305                943              1,948              2,593
Total assets                          15,788             17,195             13,061             17,902             23,100
Long-term obligations                     60                 34                201                140                154
Shareholders' equity            $     10,307       $     13,513       $      6,483       $     10,036       $     16,010




(1) Includes $2,281,000 in fiscal 1998 and $1,162,000 in fiscal 1997 of expenses attributable to the marketing and launching of the AlphaCONNECT software products.

(2) Includes charges of $1,995,000 for the write-off of intangible assets primarily associated with the Company's AlphaHealthCare subsidiary and PANDA division.

(3) Includes charges of $972,000 for the sale of Alpha Microsystems Belgium, S.A., $783,000 for the write-down of customer lists, $649,000 for the software associated with the Company's hardware business, $507,000 associated with the write-down of slow moving service spares, $279,000 severance, $694,000 in slow moving inventory associated with the Company's hardware business, and $304,000 in anticipation of the sale of the imaging and VSO product lines.

(4) Per share amounts reflect the adoption of SFAS 128 and represents diluted per share amounts. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

The following table sets forth operational data as a percentage of net sales for the periods indicated:

                                                      RELATIONSHIP TO NET SALES
                                                      -------------------------
                                                           FISCAL YEAR ENDED
                                                           -----------------
                                                   FEB. 22,    FEB. 23,    FEB. 25,
                                                     1998        1997        1996
                                                   -------     -------     -------
Net sales:
  Service                                             68.4%       62.2%       55.2%
  Product                                             31.6        37.8        44.8
                                                   -------     -------     -------
     Total net sales                                 100.0       100.0       100.0
Cost of sales                                         72.3        65.9        70.1
                                                   -------     -------     -------
Gross margin                                          27.7        34.1        29.9
Selling, general and administrative expense           38.9        41.2        36.2
Engineering, research and development expense          7.3         6.4         6.4
Interest (income) expense, net                        (1.6)       (1.0)       (0.2)
Other (income) expense, net                            0.3        (0.8)       (1.6)
                                                   -------     -------     -------
Loss before taxes                                    (17.2)      (11.7)      (10.9)
Net loss                                             (17.1)%     (11.8)%     (10.9)%

GENERAL

During fiscal 1998, the Company continued to develop and customize applications of its core AlphaCONNECT technology. The Company's net loss for the year was $3,297,000. Included in the 1998 results are costs of approximately $2,281,000 of expenses related to the marketing and launching of AlphaCONNECT applications. Also, during the last quarter of fiscal 1998, the Company began to implement an IT services business strategy, investing an estimated $2.6 million in the acquisition of the telephony service division of Applied Cellular Technologies Corporation, of which, $1.1 million has been paid from the Company's cash reserves through February 22, 1998. All amounts paid, and any future payments, are contingent on future annualized revenues, and to date the Company has not realized the anticipated contribution to the results of operations projected at the time of the acquisition. Subsequent to fiscal 1998, the Company acquired a complementary IT services business, M & J, for approximately $950,000. The purchase price, which is contingent on future annualized revenues, is to be paid over 18 months, with 50% of the purchase price paid on the closing date of the acquisition.

The Company operates on a 52/53-week fiscal year ending on the last Sunday in the month of February. Fiscal years 1998, 1997 and 1996 ended on February 22, 1998, February 23, 1997, and February 25, 1996, respectively.

The discussion herein is qualified by reference to the Introductory Note set forth in the beginning of this Annual Report on Form 10-K.

FISCAL 1998 COMPARED TO FISCAL 1997

The Company had a net loss of $3,297,000, or $0.30 per share, in fiscal year 1998, compared to a net loss of $2,770,000, or $0.28 per share, during fiscal year 1997. This loss reflects $2,281,000 of expenses relating to the marketing and launching of the AlphaCONNECT product line, and a reduction in both product and IT services revenues, primarily due to the divestiture of the Company's UK and domestic subsidiaries.

Net sales in fiscal 1998 decreased $4,185,000, or 17.8%, to $19,327,000, compared to $23,512,000 for fiscal 1997. This decrease includes $4,838,000 relating to product lines and subsidiaries sold during 1997.

Total IT services revenue declined $1,404,000, or 9.6%, to $13,223,000 for fiscal 1998 from $14,627,000 for the prior year. Approximately $1,898,000 of this decline was due to the sale of both the Company's UK and domestic AlphaHealthCare subsidiaries. On December 31, 1997, the Company completed the acquisition of the service business of ATI Communications ("ATI"), which expanded the Company's capabilities into computer telephony services and provided revenues of $404,000 during the last quarter of fiscal 1998. Subsequent to year-end, the Company acquired M & J and continues to actively evaluate additional acquisitions within the IT services industry. The Company has built a base of IT support services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is also expanding its domestic IT services sales and marketing efforts to capitalize on its current customer base and further increase revenues from the open systems generation market.

Total product revenue declined $2,781,000, or 31.3%, to $6,104,000 in fiscal 1998 from approximately $8,885,000 for fiscal year 1997. The decline in product revenues includes $1,545,000, or 55.6%, attributable to the absence of the UK subsidiary that was sold in August 1996. An additional $1,375,000 of decline was due primarily to the sale of the Company's domestic vertical software product lines.

Total gross margin for the Company for fiscal 1998 decreased to 27.7%, compared to 34.1% during fiscal 1997, with declines for both product and IT services lines of business. IT services business gross margin in fiscal 1998 declined to 25.2% from 30.3% during fiscal 1997. The decline in IT services gross margin was primarily due to the sale of the Company's UK subsidiary that generated higher IT services margins than the domestic IT services organization. Additionally, the third-party service contracts contributed lower margins than the traditional Alpha Micro Operating System ("AMOS") based IT service contracts. While the IT services organization is focusing on (i) obtaining new contracts for its networking support and consulting services, (ii) supporting vertical markets with IT services, and (iii) increasing third-party services in order to improve revenues, the revenue from these new areas of focus generally produce lower margins than the Company's traditional IT services business.

Product gross margin for fiscal 1998 decreased to 33.1%, compared to 40.3% in the prior year. The decrease in product gross margin was primarily due to a relatively lower proportion of higher-margin AMOS products sold both in the domestic and European markets, combined with higher inventory and warranty reserves in fiscal year 1998.

Selling, general and administrative expenses decreased $2,112,000 to $7,518,000 in fiscal 1998 from $9,665,000 in the prior year. The sale of the UK and AlphaHealthCare subsidiaries and the remaining vertical software products resulted in a decrease in selling, general and administrative expenses of approximately $2,157,000. This reduction was partially offset by increases in the Company's investment in resources for the internet and intranet markets plus a significant increase in the IT services sales force.

Research and development expenses (which include engineering support and IT services) were $1,411,000 in fiscal 1998 compared to $1,500,000 in fiscal 1997. This decrease includes $317,000 relating to the vertical software product lines sold in fiscal year 1997. Additionally, in fiscal 1998 approximately $407,000 of new software development expenses have been capitalized, as compared to $971,000 in the prior fiscal year.

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales in fiscal 1997 decreased $9,251,000, or 28.2%, to $23,512,000, compared to $32,763,000 for fiscal 1996. This decrease includes $7,218,000, approximately 78.0%, relating to product lines and subsidiaries sold during 1997.

Total IT services revenue for fiscal 1997 declined $3,443,000, or 19.1%, to $14,627,000 from $18,070,000 for the prior year. Approximately 63.1% of this decline was due to the European market (including $1,863,000 attributable to the absence of the Company's UK subsidiary). The remaining decline was due primarily to a decrease in the Company's traditional AMOS-based IT service contracts, and a decrease in support revenues from the Company's AlphaHealthCare subsidiary. The Company has expanded its base of support IT services, including field maintenance and networking, and intends to invest additional resources in this area. In addition, the Company is expanding its domestic IT service sales and marketing efforts to capitalize on its current base and further expand revenues from the open systems generation market.

Total product revenue declined $5,808,000, or 39.5%, to $8,885,000 in fiscal 1997 from approximately $14,693,000 for fiscal 1996. Approximately 57.9% of the decline in product revenues was attributable to the European market (including $2,682,000 attributable to the absence of the UK subsidiary sold on August 19,
1996). The remaining decline was due to a decrease in the Company's domestic traditional product revenues and the product revenues from its AlphaHealthCare subsidiary.

Total gross margin for the Company for fiscal 1997 increased to 34.1%, compared to 29.9% during the prior year, due to an increase in product gross margin offset by declines in the IT services gross margin. The IT services business gross margin declined to 30.3% during fiscal 1997 from 32.0% during 1996. The decline in gross margin was primarily due to the sale of the Company's UK subsidiary that generated higher IT service margins than the domestic IT service organization. Additionally, the AlphaHealthCare subsidiary that was sold in January 1997 and the third-party service contracts contributed lower margins than the traditional AMOS-based IT service contracts. To improve revenues, the IT services organization is focusing on obtaining new contracts for its networking support services, supporting vertical markets with IT services, and increasing third-party services. Revenue from these new areas of focus generally produce lower margins than the Company's traditional IT service business. The Company continues to evaluate potential IT service business acquisitions which meet its financial and market criteria.

Product gross margin for fiscal 1997 increased to 40.3%, compared to 27.3% for 1996. The increase in product gross margin was primarily due to a relatively greater proportion of higher-margin AMOS products sold both in the domestic and European markets. Fiscal 1996 also included write-offs of $1,389,000 in capitalized software associated with the PANDA and Alpha2000 product lines. In addition, the sublease of a portion of the corporate headquarters facility, a reduction in the headcount in the manufacturing area, and a continued effort to control costs, also contributed to the improvement in product gross margin.

Selling, general and administrative expenses decreased $2,190,000 to $9,665,000 in fiscal 1997 from $11,855,000 in 1996. The absence of the UK subsidiary during the last seven months of fiscal 1997 resulted in a decrease in selling, general and administrative expenses of approximately $1,997,000. Additionally, a reduction in headcount and a more vigilant approach to expense control in areas relating to the traditional business resulted in the balance of the reduction. This reduction was partially offset by a significant increase in the IT service sales force.

Research and development expenses (which include engineering support and services) were $593,000 lower in fiscal 1997 than in fiscal 1996. Additionally, approximately $971,000 of new software development expenses have been capitalized in the current fiscal year, as compared to $976,000 in the prior fiscal year. Research and development expenses as a percentage of product sales increased to 16.9% in fiscal 1997 from 14.2% during fiscal 1996.

YEAR 2000 UNCERTAINTIES

Many computer systems were not designed to handle any dates beyond the Year 1999, and therefore computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. Many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming Year 2000 problem. The Year 2000 issue could lower demand for the Company's hardware products while increasing the Company's costs. These combining factors could have a material adverse impact on the Company's financial results.

The Company believes the majority of its products are currently Year 2000 compliant, and future costs to make the Company's products Year 2000 compliant are not anticipated to be material. There can be no assurance that systems operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Any failure of these third parties' systems to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and result of operations. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1998, the Company's working capital decreased $4,397,000 to $4,333,000 from $8,730,000 at February 23, 1997. Net cash and short-term investments in U.S. treasury bills decreased during this period by $3,577,000 to $5,003,000. Net cash used in operating activities during fiscal 1998 was $1,637,000, compared to $1,882,000 during fiscal 1997. The Company also invested approximately $1,200,000 of its cash in IT service business acquisitions and approximately $1,800,000 in equipment and software primarily related to its new integrated information system. These capital investments, and the related increase in accounts receivable from acquired operations of approximately $1,000,000, were offset by $1,000,000 utilized under the Company's line of credit with its bank.

Pursuant to the terms of the line of credit, the Company can borrow up to a maximum limit of $2,000,000. Borrowings under the line of credit bear interest at prime plus two and one-half percent (10.5% at February 22, 1998). The line of credit is secured by substantially all of the Company's assets. Subsequent to fiscal year end, the Company was in default with certain financial covenants. However, the Company has received a commitment from another lending institution for a $3,000,000 line of credit, subject to certain financial covenants and borrowing base requirements.

The Company believes that its current cash position, augmented by operating activities, will provide it with sufficient resources to finance its working capital requirements through fiscal year 1999. The Company is also aggressively pursuing additional financing from various sources to support its acquisition strategy, although there can be no assurances that such financing will be available on acceptable terms. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional business; the success, timing, and amount of investment required to penetrate the internet/intranet markets; IT services revenue growth or decline; and potential acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data of the Company are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of Executive Officers which is set forth in Part I of this report, is included in the Company's definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 22, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)    The following financial statements are referenced in Part II Item
               8 and submitted herewith:

                                                                     PAGE NUMBER
                                                                     -----------

               Report of Independent Auditors                            29

               Consolidated Balance Sheets at February 22, 1998          30
                    and February 23, 1997

               Consolidated Statements of Operations for the years       31
                    ended February 22, 1998, February 23, 1997 and
                    February 25, 1996

               Consolidated Statements of                                32
                    Shareholders' Equity for the years
                    ended February 22, 1998, February 23,
                    1997 and February 25, 1996

               Consolidated Statements of Cash Flows                     33
                    for the years ended February 22,
                    1998, February 23, 1997 and February 25, 1996

               Notes to Consolidated Financial Statements                34

        (2) The following financial statement schedule for the fiscal years 1996, 1997, and 1998 is submitted herewith:

               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

        (3) The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

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

   2.4 Agreement of Purchase and Sale by and between Registrant and Pacific Triangle Software, Inc., dated January 13, 1997 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed February 18, 1997)

   2.5 Agreement of Purchase and Sale between AlphaHealthCare, Inc. and GLR Systems, Inc., dated January 27, 1997 (incorporated herein by reference to Exhibit 2.2 to the Form 8-K filed February 18, 1997)

   2.6 Agreement of Purchase and Sale by and between the Registrant and Applied Cellular Technology, Inc. dated December 23, 1997 (incorporated herein by reference to Exhibit 2.6 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 1997)

   2.7 Agreement of Purchase and Sale by and between the Registrant and M & J Technologies, Inc. dated February 19, 1998

   2.8 Modification to Contract for Purchase and Sale of M & J Technologies, Inc. Hardware Service Business Assets to Registrant dated February 19, 1998

   3.1 Articles of Incorporation of Registrant dated as of March 16, 1977 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form-S-1 (Registration No. 2-72222) of Registrant)

   3.2 Certificate of Amendment of Articles of Incorporation of Registrant dated as of September 29, 1988 (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1997)

   3.3 Certificate of Amendment of the Articles of Incorporation of Registrant dated June 25, 1992 (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 31, 1992)

   3.4 Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to the Form S-8 filed January 31, 1997)

   3.5 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to
            Exhibit 10.141 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1995)

   4.2 Anti-dilution Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit 10.142 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1995)

   4.3 Warrant to Purchase Stock issued to Silicon Valley Bank on November 22, 1996(incorporated herein by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 24,1996)

   4.4 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated November 22, 1996 (incorporated herein by reference to Exhibit 10.75 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 24,1996)

   4.5 Antidilution Agreement by and between Registrant and Silicon Valley Bank dated November 22, 1996 (incorporated herein by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 24,1996)

   4.6 Warrant to Purchase Common Stock issued to Dominick & Dominick dated October 15, 1996 (incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1997)

   *10.2 Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 of the Form S-2 Registration Statement filed with the Securities and Exchange Commission on September 30, 1993)

   *10.3 Form of Amended and Restated Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.51 to the Amendment No. 2 of the Form S-2 Registration Statement filed with the Securities Exchange Commission on October 15, 1993)

   *10.5 Stock Incentive Award Plan of Registrant (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

   *10.6 Non-Qualified Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Registrant for the Year Ended February 26, 1984)

   *10.8 Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.8 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 29252) filed on August 23, 1984)

   *10.9 Form of Stock Incentive Award and Escrow Agreement for use in connection with the Stock Incentive Award Plan (incorporated herein by reference to Exhibit 4.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 2-9252) filed on August 23, 1984)

   *10.10 Revised Form of Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

   *10.11 Form of Contingent Non-Qualified Stock Option Agreement for use in connection with Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

*10.12 Alpha Microsystems Profit Sharing Trust Agreement between Alpha Microsystems and Bank of America NT & S.A. as Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

*10.13 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit
               10.33 to the Annual Report on Form 10-K of Registrant for the Year Ended February 23, 1986)

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

  10.52 Alpha Microsystems Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.10 to the Form S-8 filed January 31, 1997)

  10.53        Letter Agreement between Registrant and Dominick & Dominick, Inc.
               dated October 15, 1996 (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

  10.54 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated March 3, 1997 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.55        Indemnification Agreement by and between Registrant and James A.
               Sorensen dated January 16, 1997 (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.56        Indemnification Agreement by and between Registrant and Jeffrey
               A. Martin dated January 10, 1997 (incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.57        Indemnification Agreement by and between Registrant and Dennis E.
               Michael dated January 17, 1997 (incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.58        Indemnification Agreement by and between Registrant and Randall
               S. Parks dated January 17, 1997 (incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.59 Indemnification Agreement by and between Registrant and Margaret Denson dated January 17, 1997 (incorporated herein by reference to Exhibit 10.59 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.60        Employment Agreement by and between Registrant and James A.
               Sorensen dated November 7, 1996 (incorporated herein by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q for the Quarter ended November 24, 1996)

  10.61 Amendment to Loan Agreement by and between Registrant and Silicon Valley Bank dated October 11, 1997 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarter ended November 23, 1997)

 *10.62        Employment Letter by and between Registrant and Jeffrey J.
               Dunnigan dated November 15, 1997 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter Ended November 23, 1997)

 *10.63        Indemnification Agreement by and between Registrant and Jeffrey
               J. Dunnigan dated December 1, 1997

  21           Subsidiaries

  23           Consent of Independent Auditors

  24           Power of Attorney (included on signature pages of this Annual
               Report)

  27           Financial Data Schedule

(* Denotes Management Contract or Compensation Plan)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Alpha Microsystems

We have audited the accompanying consolidated balance sheets of Alpha Microsystems as of February 22, 1998, and February 23, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 22, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Microsystems at February 22, 1998, and February 23, 1997, and the results of its operations and its cash flows for each of the three years in the period ended February 22, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/  Ernst & Young LLP





Orange County, California
April 15, 1998, except for Note 6
as to which the date is April 23, 1998

                               ALPHA MICROSYSTEMS
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             FEBRUARY 22,    FEBRUARY 23,
                                                                 1998           1997
                                                               --------       --------
ASSETS
Current assets:
    Cash and cash equivalents                                  $  5,003       $  1,768
    Short-term investments in U.S. treasury bills                    --          6,812
    Accounts receivable, net of allowance for
     doubtful accounts of $294 and $139 in
     1998 and 1997, respectively                                  3,781          3,028
    Inventories                                                     580            305
    Notes receivable                                                161            232
    Prepaid expenses and other current assets                       229            233
                                                               --------       --------
     Total current assets                                         9,754         12,378

Property and equipment, net                                       3,186          2,932
IT Service contracts, net                                         1,192            364
Software costs, net                                               1,067            815
Notes receivable                                                    417            598
Other assets, net                                                   172            108
                                                               --------       --------
                                                               $ 15,788       $ 17,195
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank borrowings                                            $  1,000       $     --
    Accounts payable                                              1,699          1,201
    Deferred revenue                                              1,888          1,686
    Accrued compensation                                            386            345
    Other accrued liabilities                                       356            381
    Current portion of long-term debt                                92             35
                                                               --------       --------
     Total current liabilities                                    5,421          3,648

Long-term debt                                                       60             34

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value; 5,000,000
     shares authorized; none issued                                  --             --
    Common stock, no par value; 20,000,000
     shares authorized; 10,914,112 and
     10,821,897 shares issued and outstanding
     at February 22, 1998 and February 23,
     1997, respectively                                          31,011         30,919
    Accumulated deficit                                         (20,761)       (17,464)
    Unamortized restricted stock plan expense                        --            (13)
    Foreign currency translation adjustment                          57             71
                                                               --------       --------
     Total shareholders' equity                                  10,307         13,513
                                                               --------       --------
                                                               $ 15,788       $ 17,195
                                                               ========       ========

See accompanying notes.

                               ALPHA MICROSYSTEMS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                YEAR ENDED
                                                                                ----------
                                                          FEBRUARY 22,       FEBRUARY 23,       FEBRUARY 25,
                                                              1998               1997               1996
                                                          ------------       ------------       ------------
Net sales:
  IT Services                                             $     13,223       $     14,627       $     18,070
  Product                                                        6,104              8,885             14,693
                                                          ------------       ------------       ------------
     Total net sales                                            19,327             23,512             32,763
                                                          ------------       ------------       ------------
Cost of sales:
  IT Services                                                    9,887             10,193             12,282
  Product                                                        4,079              5,305             10,685
                                                          ------------       ------------       ------------
     Total cost of sales                                        13,966             15,498             22,967
                                                          ------------       ------------       ------------

Gross margin                                                     5,361              8,014              9,796

Operating expenses:
Selling, general and administrative                              7,518              9,665             11,855
Engineering, research and development                            1,411              1,500              2,093
                                                          ------------       ------------       ------------
     Total operating expenses                                    8,929             11,165             13,948
                                                          ------------       ------------       ------------

Loss from operations                                            (3,568)            (3,151)            (4,152)

Other (income) expense:
  Interest income                                                 (310)              (266)               (93)
  Interest expense                                                   7                 31                 38
  Other (income) expense, net                                       63               (216)              (466)
  Foreign exchange (gain) loss                                     (10)                42                (76)
                                                          ------------       ------------       ------------
     Total other income                                           (250)              (409)              (597)
                                                          ------------       ------------       ------------

Loss before taxes                                               (3,318)            (2,742)            (3,555)
Income tax expense (benefit)                                       (21)                28                 20
                                                          ------------       ------------       ------------

Net loss                                                  $     (3,297)      $     (2,770)      $     (3,575)
                                                          ------------       ------------       ------------

Basic and diluted net loss per share                      $      (0.30)      $      (0.28)      $      (0.54)
                                                          ============       ============       ============
Number of shares used in the
  Computation of basic and diluted per share amounts        10,863,876          9,727,432          6,564,882
                                                          ============       ============       ============


See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     THREE YEARS ENDED FEBRUARY 22, 1998
                (In thousands, except share and per share data)


                                                                                        Unamortized       Foreign
                                               Common Stock                             Restricted        Currency
                                          ------------------------      Accumulated     Stock Plan       Translation
                                            Shares        Amount          Deficit        Expenses        Adjustment         Total
                                          ----------     ----------      ----------      ----------      ----------      ----------

Balance at February 26, 1995               6,572,953     $   21,224      $  (11,119)     $      (19)     $      (50)     $   10,036

    Net loss                                      --             --          (3,575)             --              --          (3,575)
    Foreign currency translation                  --             --              --              --               3               3
    Restricted stock awards                   22,500             18              --             (18)             --              --
    Amortization                                  --             --              --              19              --              19
                                          ----------     ----------      ----------      ----------      ----------      ----------
Balance at February 25, 1996               6,595,453     $   21,242      $  (14,694)     $      (18)     $      (47)     $    6,483

    Net loss                                      --             --          (2,770)             --              --          (2,770)
    Foreign currency translation                  --             --              --              --             118             118
    Issuance of stock and
      redeemable warrants                  4,103,719          9,486              --              --              --           9,486
    Exercise of stock options
      ($1.00 to $2.00 per share)              62,770            101              --              --              --             101
    Non-employee Directors Comp  Plan         59,955             90              --              --              --              90

    Amortization                                  --             --              --               5              --               5
                                          ----------     ----------      ----------      ----------      ----------      ----------
Balance at February 23, 1997              10,821,897     $   30,919      $  (17,464)     $      (13)     $       71      $   13,513

    Net loss                                      --             --          (3,297)             --              --          (3,297)
    Foreign currency translation                  --             --              --              --             (14)            (14)
    Issuance of stock                         12,171             20              --              --              --              20
    Costs for redeemable warrants                 --            (21)             --              --              --             (21)
    Exercise of stock options
      ($0.9375 per share)                     40,000             37              --              --              --              37
    Non-employee Directors Comp Plan          40,044             56              --              --              --              56
    Amortization                                  --             --              --              13              --              13
                                          ----------     ----------      ----------      ----------      ----------      ----------
Balance at February 22, 1998              10,914,112     $   31,011      $  (20,761)     $       --      $       57      $   10,307
                                          ==========     ==========      ==========      ==========      ==========      ==========

See accompanying notes.

                               ALPHA MICROSYSTEMS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED
                                                                 ----------------------------------------------
                                                                FEBRUARY 22,      FEBRUARY 23,     FEBRUARY 25,
                                                                    1998             1997               1996
                                                                  --------          --------          --------
Cash flows from operating activities:
    Net loss                                                      $ (3,297)         $ (2,770)         $ (3,575)
    Adjustments to reconcile net loss
       to cash used in operating activities:
         Depreciation and amortization                               1,702             2,067             2,325
         Provision for losses on accounts receivable                   194                64               (21)
         Provision for slow-moving inventory                           132               (59)              196
         Intangible asset write-down                                    --                --             1,995
         Gain on sale of fixed assets                                   --                --              (282)
    Other changes in operating assets and liabilities:
         Accounts receivable                                          (987)               28              (376)
         Inventories                                                  (206)              (71)              811
         Notes receivable                                              174              (671)               --
         Prepaid expenses and current assets                            (2)              (65)              412
         Accounts payable and accrued liabilities                      487               112            (1,615)
         Deferred revenue                                              146              (383)             (133)
         Other, net                                                     20              (134)              (30)
                                                                  --------          --------          --------
                  Net cash used in operating
                    activities                                      (1,637)           (1,882)             (293)
                                                                  --------          --------          --------
Cash flows from investing activities:
    Purchase of short-term investments                              (7,405)          (19,697)               --
    Proceeds from sale of short-term investments                    14,216            12,885                --
    Acquisition of IT service assets                                (1,183)               --               (94)
    Purchases of equipment                                          (1,346)             (427)           (1,730)
    Capitalization of software costs                                  (456)             (971)             (976)
    Purchase of intangible assets                                      (30)               --                --
    Proceeds from sale of stock investments                             --             2,088                --
    Proceeds from sale of product lines                                 44               250                --
    Proceeds from sale of fixed assets                                  --                11               440
    Acquisition of business                                             --                --              (149)
                                                                  --------          --------          --------
                 Net cash provided by (used in) investing
                   activities                                        3,840            (5,861)           (2,509)
                                                                  --------          --------          --------
 Cash flows from financing activities:
    Line of credit, net                                              1,000              (500)              500
    Issuance of common stock                                            92             9,677                --
    Principal repayments on debt                                       (53)             (167)             (463)
                                                                  --------          --------          --------
                 Net cash provided by financing
                   activities                                        1,039             9,010                37
                                                                  --------          --------          --------
Effect of exchange rate changes on cash                                 (7)               (4)              (19)
                                                                  --------          --------          --------
Increase (decrease) in cash and cash equivalents                     3,235             1,263            (2,784)
Cash and cash equivalents at beginning of period                     1,768               505             3,289
                                                                  --------          --------          --------
Cash and cash equivalents at end of period                        $  5,003          $  1,768          $    505
                                                                  ========          ========          ========
Supplemental information:
Cash paid for:
    Interest                                                      $      7          $     31          $     38
    Income tax payments (refunds), net                            $    (20)         $     16          $    (64)

See accompanying notes.

                               ALPHA MICROSYSTEMS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 22, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

THE BUSINESS

Alpha Microsystems provides IT services (including consulting, maintenance, support and networking) and information technology products (including products for the internet/intranet market) to a variety of market segments.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Alpha Microsystems and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation. Certain re-classifications have been made to the prior years' consolidated financial statements to conform to the fiscal 1998 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for doubtful accounts receivable, product obsolescence and certain accrued liabilities. Historically, actual amounts recorded have not varied significantly from estimated amounts.

The Company operates on a 52/53-week fiscal year ending on the last Sunday in the month of February. Fiscal years 1998, 1997 and 1996 ended on February 22, 1998, February 23, 1997, and February 25, 1996, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For purposes of the Statement of Cash Flows for fiscal year 1997, the Company recorded the following non-cash transactions: common stock of $2,088,000 in exchange for the net assets of AMGB of $2,051,000, and cash of $250,000 and notes receivable of $600,000 in exchange for the net assets of AlphaHealthCare and PANDA totaling $875,000.

SHORT-TERM INVESTMENTS

The Company's short-term investments at February 23, 1997, are composed of U.S. treasury bills. These investments are classified as available-for-sale and are carried at fair value, which approximates cost, with the net unrealized gains or losses reported as a separate component of shareholders' equity, net of their related tax effects. Realized gains and losses, and declines in value judged to be other-than-temporary, as well as interest and dividends on available-for-sale securities, are included in investment income. Realized and unrealized gains and losses in fiscal years 1998 and 1997 were not material.

PROPERTY AND EQUIPMENT

The straight-line method of depreciation is used for the following classes of assets for financial statement purposes and is based on the following estimated useful lives:

                                 YEARS
                                 -----
Machinery and equipment         3 to 10
Leasehold improvements           1 to 6
IT Service parts                      5

During fiscal 1998, the Company capitalized in machinery and equipment $671,000 associated with obtaining computer software for internal use. The amount capitalized includes amounts related to external direct costs of material and services, payroll and payroll-related costs.

INTANGIBLE ASSETS

Intangible assets include acquired IT service contracts, capitalized computer software costs and goodwill. The book value of goodwill and IT service contracts is associated with the acquisition of companies or assets. Capitalized software costs are the accumulation of software development costs or the assigned value of software associated with an acquisition. The straight-line amortization periods for the major classes of intangible assets are as follows:

                                    YEARS
                                    -----
IT service contracts               5 to 10
Capitalized software costs          3 to 5
Goodwill                           5 to 10

The Company capitalizes certain engineering costs related to software development after technological feasibility has been established and amortizes these costs as the respective products are sold. However, in no event is the amortization less than that which would be achieved by amortizing such costs on a 5-year straight-line basis from the date of product release. Capitalized software costs, net of accumulated amortization of $1,625,000 and $1,420,000, were $1,067,000 and $815,000 at February 22, 1998, and February 23, 1997,
respectively. Total amortization expense charged to cost of product sales for the fiscal years 1998, 1997 and 1996 was approximately $178,000, $99,000,and $186,000, respectively.

RECOVERABILITY OF LONG LIVED ASSETS

The Company routinely evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. Impairment is analyzed for certain assets at a consolidated level as they do not have identifiable cash flows that are largely independent of other asset groupings. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows and is charged to expense in the period identified. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during fiscal 1999. In addition, if the Company's estimate of future undiscounted cash flows should change or if the operating plan is not achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long lived assets, in which case such assets would be written down to estimated fair value. In fiscal 1996, the Company wrote off $481,000 in goodwill and IT service contracts and $1,016,000 of capitalized software development cost related to AlphaHealthCare, which was divested during the fourth quarter of fiscal 1996. Also, during the fourth quarter of fiscal 1996, the Company wrote off accumulated capitalized software development costs of $373,000 for its PANDA product line, which was also divested. No additional write-offs were required in 1998 or 1997. Amounts written off are aggregated and presented as a component of selling, general and administrative expense.

WARRANTIES

The Company accrues estimated costs of product warranties as revenues from sales are recognized, or if some event necessitates a change in the level of reserves for potential warranties. Products are typically warranted for twelve months.

DEFERRED REVENUE

Deferred revenue is revenue billed in advance for IT service contracts and is recognized ratably over the contract period or as the services are performed.

REVENUE RECOGNITION

The Company recognizes revenue on its hardware and software sales on delivery, and recognizes revenue on its IT service sales and post contract customer support on a straight-line basis over the contract period. When significant obligations remain after a software product has been delivered, revenue is not recognized until obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized. Revenue is recognized only when collection of the resulting receivable is probable.

In the normal course of business, the Company extends credit to its customers who are principally distributors of its products and original equipment manufacturers who incorporate the Company's products into equipment which they resell to end-users. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which have been within management's expectations. As of February 22, 1998, the Company had no significant concentrations of credit risk.

ADVERTISING EXPENSES

The Company recognizes expenses related to advertising costs in the period in which these costs are incurred. Total advertising expenses in 1998, 1997 and 1996 were $166,000, $795,000 and $66,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to developing new products and designing significant improvements to existing products.

STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company applies Accounting Principles Bulletin Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans and, accordingly, has not recognized compensation cost in connection with such plans.
Note 7 to the consolidated financial statements contains a summary of the pro forma effects to reported net loss and net loss per share for 1998, 1997, 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

INCOME TAXES

The Company uses the liability method to account for deferred taxes, which requires an asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method of accounting, deferred tax assets and liabilities are determined based upon the differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities at the enacted income tax rates expected to apply when such differences are expected to reverse.

PER SHARE DATA

In fiscal 1998, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share, including the effect of dilutive stock options and warrants. For all years presented, the effect of options and warrants has been excluded as their effect is anti-dilutive. The implementation of SFAS 128 had no effect on the earnings per share data presented.

FOREIGN CURRENCIES

The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at year-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from translation as a separate component of shareholders' equity.

Foreign currency exchange gains (losses) included in the determination of loss from operations before taxes were 10,000, $(42,000) and $76,000 for fiscal 1998, 1997 and 1996, respectively. The Company had no forward exchange contracts outstanding at February 22, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). The Company is required to adopt these statements in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and IT services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

The Company currently recognizes revenue based on the guidelines set forth in Statement of Position ("SOP") 91-1, Software Revenue Recognition. In October 1997, the Accounting Standards Executive Committee of the AICPA issued SOP 97-2, which supersedes SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is intended to reduce the diversity in accounting for software revenue recognition and changes certain of the specific criteria for recognizing revenue related to software licensing arrangements. Specifically, the new SOP contains more restrictive revenue recognition provisions for software arrangements containing multiple elements (i.e. upgrades, enhancements, implementation and other services) similar to the arrangements entered into by the Company. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the provisions of the new SOP and the impact that it will have on the Company's revenue recognition policies and the terms under which it provides its products and services to customers.

2. ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

On December 23, 1997, the Company acquired the telephone installation and IT service business and certain related assets of Applied Cellular Technology, Inc. for a purchase price estimated to be $2.6 million, of which, $1.1 million has been paid from the Company's cash reserves through February 22, 1998. All amounts paid, and any future payments, are contingent on future annualized revenues.

On September 15, 1995, the Company acquired the ongoing IT service contracts and certain related assets of Instant Data Systems Incorporated ("IDS") for a purchase price of $300,000, plus a contingent payment of $50,000. The purchase price was reduced by $110,000 in fiscal 1997 based upon the deterioration of the revenues of the contracts purchased. On June 1, 1995, the Company acquired the assets of Alpha Technology for $161,000.

Subsequent to February 22, 1998, the Company acquired the ongoing IT service contracts and certain related assets of M&J Technologies for an estimated purchase price of $950,000. The purchase price, which is contingent on future annualized revenues, is to be paid over 18 months, with 50% of the purchase price paid on the closing date of the acquisition.

All acquisitions have been accounted for as purchases and the acquired operations have been included in the consolidated statements of operations from the dates of acquisition. Pro forma information has not been presented as it would not be materially different from the historical information presented.

DIVESTITURES

In January 1997, the Company sold its PANDA and AlphaHealthCare operations. Each was sold for a base price, consisting of cash and notes which approximated the Company's net book value, and a contingent or "Earnout" amount which depends on the future performance of the businesses sold. Contingent or earnout amounts realized in the future, if any, will be included in the Company's results of operations at that time.

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

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories, net of reserves for excess and obsolete inventories of $98,000 and $41,000 at February 22, 1998, and February 23, 1997, respectively, are comprised of the following:

                       FEBRUARY 22,     FEBRUARY 23,
(IN THOUSANDS)             1998            1997
                           ----            ----
Raw materials              $568            $263
Work-in-process               4               9
Finished goods                8              33
                           ----            ----
                           $580            $305
                           ====            ====

4. NOTES RECEIVABLE

In April 1995, as part of the consideration for selling the Belgian subsidiary to a member of local management, the Company received a note for $489,300, payable over a 52-month period from the date of the note, of which $391,440 has been paid.

In January 1997, as part of the proceeds from the sale of the PANDA product line, the Company received an agreement specifying annual payments totaling $300,000, with the final payment due in January 2002.

As part of the consideration for the sale of AlphaHealthCare in January 1997, the Company received a note for $300,000 bearing interest at six percent compounded annually, with annual payments of $60,000 due over a five-year period from the date of the note.

5. PROPERTY AND EQUIPMENT

Major classes of property and equipment are as follows:

                                                   FEBRUARY 22,    FEBRUARY 23,
                                                       1998           1997
                                                      -------        -------
Machinery and equipment                               $ 7,237        $ 6,467
Leasehold improvements                                  1,396          1,395
IT Service parts                                        4,032          8,171
                                                      -------        -------
                                                       12,665         16,033
Less accumulated depreciation and amortization          9,479         13,101
                                                      -------        -------
Property and equipment, net                           $ 3,186        $ 2,932
                                                      =======        =======

Depreciation expense was $1,254,000, $1,547,000 and $1,405,000 for fiscal years 1998, 1997 and 1996, respectively.

6. DEBT

On October 11, 1996, the Company amended its existing loan agreement extending its credit line to October 10, 1998. Pursuant to the terms of the amendment, the Company has a revolving line of credit up to a maximum limit of $2,000,000. Borrowings under the line of credit bear interest at prime plus two and one-half percent (10.5% at February 22, 1998). In addition, the Company issued 25,000 warrants to the bank (See Note 7). Should the Company desire to pay dividends, any such dividends would be subject to the prior written consent of the Company's bank and to any preferential rights to receive dividend payments contained in any securities subsequently issued by the Company. The line of credit is secured by substantially all of the Company's assets. At February 22, 1998, there were outstanding borrowings totaling $1,000,000. Subsequent to fiscal year end, the Company was in default with certain financial covenants contained in the existing loan agreement.

However, on April 23, 1998, the Company received a commitment from another lending institution for a $3,000,000 line of credit, subject to certain financial covenants and borrowing base requirements.

7. SHAREHOLDERS' EQUITY

COMMON STOCK

Under the terms of the Company's Stock Incentive Award Plan, the Board of Directors is authorized to award up to 150,000 restricted shares of common stock. These shares are issued subject to certain transfer restrictions, including the passage of time, ranging from one to ten years. The Company has granted 131,050 restricted shares of common stock to certain employees, without cost. The shares are subject to forfeiture under certain circumstances, and 25% of such shares will vest each year, beginning on the date of grant. As of February 22, 1998, all restricted shares are vested. Unearned compensation was recognized for the market value of the restricted shares on the date of grant and is amortized ratably over the vesting period. The unamortized unearned compensation value was recorded as a reduction of shareholders' equity in the accompanying financial statements.

The Company's 1996 Non-employee Director Stock Compensation Plan provides to non-employee directors the opportunity to receive shares of common stock in lieu of cash compensation paid for services as a director, in an amount equal to the value of cash compensation otherwise paid for service as a director. The total number of shares reserved and available is 100,000 shares.

At February 22, 1998, 1,542,672 shares of the Company's common stock is reserved for issuance pursuant to outstanding warrants and the Company's stock option Plans.

WARRANTS

On May 14, 1996, the Company filed a Registration Statement to register 4,442,069 shares of Common Stock issuable upon the exercise of warrants issued by the Company, of which 4,082,069 were issued in connection with its November 29, 1993, Shareholder Rights Offering and subsequent Public Offering, and the remainder were issued in consideration of services rendered to the Company. The Company redeemed its Redeemable Public Warrants on June 17, 1996, pursuant to its notice of redemption issued on May 14, 1996. Total shares issued from the exercise of redeemed warrants and other concurrently exercised warrants were 4,103,719, resulting in total gross proceeds of approximately $10,102,000. The proceeds from the exercise of all warrants, net of expenses, were $9,486,000.

In connection with a public offering in fiscal 1993, Company granted to its underwriter a warrant to purchase 123,836 Units, with an exercise price of $1.95 per Unit, expiring November 1, 1998. Each Unit consists of one share of common stock and one Underlying Warrant to purchase one share of common stock. The exercise price of the Underlying Warrants is $2.50 and expire November 1, 1998. Pursuant to the terms of an amendment to the loan agreement signed in October 1996, the Company agreed to issue 25,000 warrants to the bank which are exercisable for five years at $1.81 per share. Also in October 1996, the Company issued a warrant to purchase 300,000 shares of common stock exercisable for five years at $3.00 per share to its financial advisor.

As of February 22, 1998, the Company has 448,836 warrants outstanding (572,672 including the Underlying Warrants) and 954,939 options outstanding, or a total of 1,403,775 shares under options and warrants (1,527,611 including the Underlying Warrants).

OPTIONS

The Company has a non-qualified stock option plan (the "1984 Plan") which provides for the grant, from time to time, of options to purchase up to 465,000 shares of Common Stock to eligible employees. In June 1996, the Board terminated the 1984 Plan and no further options may be granted. Outstanding options will remain exercisable.

As of February 22, 1998, the Company's 1993 Employee Stock Option Plan provides for the Board to award up to 925,000 shares of common stock to employees of the Company.

The Company's 1993 Director Stock Plan provides to non-employee directors automatic grants of non-statutory stock options at exercise prices equal to the fair market value of the Company's common stock on the date of grant, up to an aggregate of 100,000 shares of common stock.

The following table contains a summary of transactions related to Incentive and Non-Qualified Stock Options for the fiscal years 1996, 1997, and 1998:

                              NON-QUALIFIED STOCK OPTIONS    INCENTIVE STOCK OPTIONS
                              ---------------------------    -----------------------

                                         WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                         ----------------             ----------------
                             SHARES      PRICE PER SHARE    SHARES     PRICE PER SHARE
                             ------      ---------------    ------     ---------------
Outstanding at
  February 26, 1995          307,653         $    1.79      328,702         $   1.88
Granted                           --                        122,500         $   1.47
Expired/canceled            (110,568)        $    1.63     (136,763)        $   1.88
                            --------                       --------         --------
Outstanding at
  February 25, 1996          197,085         $    1.87      314,439         $   1.72
Granted                           --                        621,000         $   2.62
Expired/canceled             (39,315)        $    2.84     (222,500)        $   2.50
Exercised                    (37,770)        $    1.73      (25,000)        $   1.63
                            --------                       --------         --------
Outstanding at
  February 23, 1997          120,000         $    1.61      687,939         $   2.28
Granted                           --                        330,000         $   1.23
Expired/canceled             (10,000)        $    1.94     (133,000)        $   1.61
Exercised                    (40,000)        $    0.94           --               --
                            --------                       --------         --------
Outstanding at
  February 22, 1998           70,000         $    1.94      884,939         $   1.99
                            ========                       ========         ========

Exercisable at
  February 25, 1996          178,085         $    1.86      253,189         $   1.78
  February 23, 1997          120,000         $    1.61      313,439         $   2.07
  February 22, 1998           70,000         $    1.94      380,939         $   2.25

Available for grant:
  February 25, 1996          171,978                        235,561
  February 23, 1997               --                        212,061
  February 22, 1998               --                         15,061

Options outstanding at February 22, 1998, under the non-qualified stock option plan are exercisable at $1.94. The weighted average remaining life of these options as of year-end is approximately 0.1 years.

Options outstanding at February 22, 1998, under the incentive stock option plan have exercise prices and weighted average remaining lives as follows: 22,500 shares at $0.78 with a remaining life of 2.2 years, 409,439 shares at $1.38 to $1.88 with a remaining life of 2.6 years, 303,000 shares at $3.00 per share with a remaining life of 3.3 years and 150,000 shares at $1.03 per share with a remaining life of 4.8 years.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions: risk-free interest rate of 6% for 1998, 1997, and 1996; volatility factors of the expected market price of the Company's common stock of 0.6 for all three years; and a weighted average expected life of the options of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)         1998              1997              1996
                                                     ----              ----              ----

Pro forma net loss                                 $  (3,516)        $  (2,873)        $  (3,575)
Pro forma basic and diluted loss per share:        $   (0.32)        $   (0.30)        $   (0.54)

The per share weighted average fair value of options granted during 1998, 1997, and 1996 were $0.71, $1.48, and $0.66, respectively. The effect of applying Statement 123 for providing pro forma disclosures is not likely to be representative of the effects on reported net income (loss) for future years.

8. INCOME TAXES

The current provision for income taxes consists of the following:

(IN THOUSANDS)

               1998         1997        1996
               ----         ----        ----
Foreign        $(31)        $ 25        $ 20
State            10            3          --
               ----         ----        ----
               $(21)        $ 28        $ 20
               ====         ====        ====

Temporary differences and net operating loss carryforwards that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

(IN THOUSANDS)                                            1998            1997
                                                       -------         -------
Deferred tax assets:
  Net operating loss carryforward                      $ 8,793         $ 7,629
  Accrued tax credits                                      899             899
  Accruals not currently deductible for
    tax purposes                                           123             454
  Depreciation                                              33              31
  Translation adjustment                                    25              96
  Other                                                     38              10
  Valuation allowance                                   (9,911)         (9,082)
                                                       -------         -------
   Total deferred tax asset                                 --              37
                                                       -------         -------
Deferred tax liabilities - capitalized software             --             (37)
                                                       -------         -------
Net deferred taxes                                     $    --         $    --
                                                       =======         =======

The change in the valuation allowance was a net increase of $829,000 and $1,717,000 for fiscal years ended February 22, 1998, and February 23, 1997, respectively. The valuation allowance was increased since the realization of deferred tax assets is uncertain.

The Company has federal net operating loss carryforwards totaling approximately $24,000,000 at February 22, 1998, which begin to expire in 2006, if not utilized. As a result of the exercise of the Redeemable Public Warrants in fiscal year ended February 23, 1997, the Company experienced a change of ownership as defined in the Internal Revenue Code. As a result of the ownership change, utilization of approximately $21,000,000 of the net operating loss carryforwards is limited to approximately $1,500,000 per year.

A reconciliation of income tax expense (benefit) to the statutory U.S. federal income tax rate follows:

                                               1998            1997            1996
                                             ------          ------          ------
Statutory U.S. federal
  income tax rate (benefit)                  (34.0)%         (34.0)%         (34.0)%
Changes in taxes resulting from:
  Foreign losses and excess rates             (1.0)            1.2             1.4
  Domestic losses with no tax benefit         34.0            32.7            28.0
  Other items, net                             0.4             1.1             5.2
                                             -----           -----           -----
Effective tax rate                            (0.6)%           1.0%            0.6%
                                             =====           =====           =====


United States and foreign income (loss) before taxes are as follows:

(IN THOUSANDS)
                   1998            1997            1996
                -------         -------         -------
Domestic        $(3,524)        $(2,933)        $(3,714)
Foreign             206             191             159
                -------         -------         -------
                $(3,318)        $(2,742)        $(3,555)
                =======         =======         =======

9. COMMITMENTS AND CONTINGENCIES

The Company leases its manufacturing and office facilities and certain equipment under operating leases that expire on various dates through 2001. Rent expense during fiscal years 1998, 1997, and 1996 was $1,213,000, $1,318,000, and
$1,966,000, respectively. The Company's annual minimum lease commitments under non-cancelable operating leases, net of sublease income of $95,000 for fiscal 1999, and $63,000 for fiscal 2000, are as follows:

                     (IN THOUSANDS)

   1999                 $  1,042
   2000                      655
   2001                      375
                         -------
                         $ 2,072

The Company's current involvement with litigation is as follows:

Carlos Garralda and Andre Warnier, employees of the Company's former subsidiary, AMB, filed an action in November 1995 against AMB and the Company in Orange County Superior Court alleging that AMB is in breach of its obligations under Belgium employment law to pay salaries for a notice period of up to two years following termination of employment. The Plaintiffs allege, among other things, that the Company has alter ego liability for these obligations. The plaintiffs are claiming compensatory damages in excess of $780,000 and unspecified punitive damages. A settlement of the case between AMB and Andre Warnier in the Belgium action was effected on October 18, 1996. Five hundred thousand dollars ($500,000) of the compensatory damages in the Orange County lawsuit are related to the claims by Mr. Warnier. In December 1997, the Company and Warnier executed a settlement agreement which involved no payment by the Company and Warnier dismissed his Orange County case with prejudice. Separately, Garralda dismissed his Orange County case without prejudice upon the Company's execution of a Tolling Agreement allowing Garralda to re-file the suit upon the occurrence of specified conditions. Although no assurances as to the outcome of the litigation can be given, management believes that this litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In December 1995, Phoenix Marketing, Inc. d.b.a. Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. The Iowa court has referred this case to arbitration, which arbitration is now scheduled to begin in November 1998. Although no assurances as to the outcome of the litigation can be given, management believes that the plaintiff's claims are without merit.

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

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution profit sharing plan, which has been qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of its full-time employees. Company contributions to the plan are at the sole discretion of the Company's Board of Directors and cannot exceed the maximum allowable deduction for federal income tax purposes. There were no discretionary Company contributions for fiscal 1998, 1997, and 1996. Voluntary employee contributions are matched at a rate of 20% of employee contributions up to a total of 5.0% of the employee's salary for participants with an annual income of less than $29,999. Matching contributions were $20,000, $29,000, and $32,000 for fiscal 1998, 1997, and 1996, respectively.

In fiscal 1997, the Company adopted a new Employee Stock Purchase Plan, covering substantially all of its full-time employees, enabling employees to acquire shares of the Company's stock at 85% of the lower of (i) the fair market value of a share on the first trading day of the date of grant, or (ii) the fair market value of a share on the date of exercise, up to an aggregate of 350,000 shares of common stock. Voluntary employee purchases under the plan in fiscal 1998 were $20,000.

11. INDUSTRY SEGMENT INFORMATION

The Company operates in two business segments: the manufacture and sale of computer systems, software and related products, and the servicing of computer systems and related products.

Operations by business segment are as follows:

(IN THOUSANDS)                                 PRODUCT         IT SERVICES      CORPORATE      CONSOLIDATED
                                               -------         -----------      ---------      ------------
1998
Net sales                                    $  6,104            $ 13,223        $     --         $ 19,327
Operating income (loss)                        (3,640)(1)           1,133          (1,061)          (3,568)
Identifiable assets                             4,469               5,527           5,792           15,788
Depreciation and
  amortization expense                            576               1,053              74            1,702
Capital expenditures                              104                 571               1              675

1997
Net sales                                    $  8,885            $ 14,627        $     --         $ 23,512
Operating income (loss)                        (3,169)(1)           1,369          (1,351)          (3,151)
Identifiable assets                             4,893               2,991           9,311           17,195
Depreciation and
  amortization expense                            637               1,096             334            2,067
Capital expenditures                               26                 370              31              427

1996
Net sales                                    $ 14,693            $ 18,070        $     --         $ 32,763
Operating income (loss)                        (5,215)(2)           3,079          (2,016)          (4,152)
Identifiable assets                             7,431               4,651             979           13,061
Depreciation and
  amortization expense                            773               1,230             322            2,325
Capital expenditures                              427                 496             901            1,824

(1) Includes $2,281,000 in fiscal 1998 and $1,162,000 in fiscal 1997 of expenses attributable to the marketing and launching the AlphaCONNECT software products.

(2) Includes charges of $1,995,000 for the write-off of intangible assets primarily associated with the Company's AlphaHealthCare and PANDA divisions

Identifiable assets by industry segment include both assets directly identified with operations and an allocated share of jointly used assets. Corporate assets consist primarily of cash and other assets. Depreciation and amortization expense excludes intangible asset write-downs. Capital expenditures include purchases of equipment and acquisitions of IT service assets. The effect of capitalizing software costs is included in the product sales segment. Intersegment transfers are recorded at cost.

The Company operates in the United States and in Europe through distributors and, until August 1996, through foreign subsidiaries. Total consolidated foreign sales (including export sales of $1,633,000, $1,314,000 and $906,000 in fiscal 1998, 1997 and 1996, respectively) were $2,310,000, $4,681,000 and $9,776,000 for fiscal 1998, 1997 and 1996, respectively.

OPERATIONS BY GEOGRAPHIC AREA

                                                                           ADJUSTMENTS
                              UNITED                          EUROPE &          &
(IN THOUSANDS)                STATES            CANADA       AUSTRALIA     ELIMINATIONS      CONSOLIDATED
                             --------         --------       ---------     ------------      ------------

1998
Sales to unaffiliated
  customers                  $ 18,649         $    678        $     --         $     --         $ 19,327
Transfers between
  geographic areas                 --               --              --               --               --
                             --------         --------        --------         --------         --------
Net sales                    $ 18,649         $    678        $     --         $     --         $ 19,327
                             ========         ========        ========         ========         ========
Net income (loss)            $ (3,534)        $    237        $     --         $     --         $ (3,297)
Identifiable assets          $ 18,644         $    291        $     --         $ (3,147)        $ 15,788

1997
Sales to unaffiliated
  customers                  $ 20,145         $    639        $  2,728         $     --         $ 23,512
Transfers between
  geographic areas                473               --              --             (473)              --
                             --------         --------        --------         --------         --------
Net sales                    $ 20,618         $    639        $  2,728         $   (473)        $ 23,512
                             ========         ========        ========         ========         ========
Net income (loss)            $ (2,945)        $    175        $     --         $     --         $ (2,770)
Identifiable assets          $ 20,385         $    329        $     --         $ (3,519)        $ 17,195

1996
Sales to unaffiliated
  customers                  $ 23,893         $    621        $  8,249         $     --         $ 32,763
Transfers between
  geographic areas              1,147               --              --           (1,147)              --
                             --------         --------        --------         --------         --------
Net sales                    $ 25,040         $    621        $  8,249         $ (1,147)        $ 32,763
                             ========         ========        ========         ========         ========
Net income (loss)            $ (3,723)        $    221        $    (82)        $      9         $ (3,575)
Identifiable assets          $ 15,351         $    160        $  5,070         $ (7,520)        $ 13,061

No single customer or other foreign geographic area accounted for 10% or more of the Company's sales.

                               ALPHA MICROSYSTEMS
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                               BALANCE AT    ADDITIONS
                               BEGINNING     CHARGED TO                     BALANCE AT
                                OF YEAR       EXPENSE       DEDUCTIONS      END OF YEAR
                                -------       -------       ----------      -----------
Allowance for
 doubtful accounts:
 February 22, 1998              $  139        $  194         $   39           $  294
 February 23, 1997                 927            64            852(1)           139
 February 25, 1996               1,004           (21)            56              927

Reserve for inventories:
 February 22, 1998              $   41        $   73         $   16           $   98
 February 23, 1997               1,726           (59)         1,626(2)            41
 February 25, 1996               1,723           196            193            1,726




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

                                            ALPHA MICROSYSTEMS



Date:                                       By: /s/ DOUGLAS J. TULLIO
                                            Douglas J. Tullio
                                            President, Chief Executive Officer


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



Date:                                       By: /s/ CLARKE E. REYNOLDS
                                            Clarke E. Reynolds
                                            Chairman of the Board

Date:                                       By: /s/ DOUGLAS J. TULLIO
                                            Douglas J. Tullio
                                            President, Chief Executive Officer,
                                            Director

Date:                                       By: /s/ JOHN F. GLADE
                                            John F. Glade
                                            Vice President, Engineering and
                                            Manufacturing, Secretary and Director

Date:                                       By: /s/ JEFFREY J. DUNNIGAN
                                            Jeffrey J. Dunnigan
                                            Vice President
                                            Chief Financial Officer

Date:                                       By: /s/ ROCKELL N. HANKIN
                                            Rockell N. Hankin
                                            Director

Date:                                       By: /s/ RICHARD E. MAHMARIAN
                                            Richard E. Mahmarian
                                            Director

                                 EXHIBIT INDEX
 EXHIBIT
    NO.     DESCRIPTION
   ---      -----------

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

   2.6 Agreement of Purchase and Sale by and between the Registrant and Applied Cellular Technology, Inc. dated December 23, 1997
            (incorporated herein by reference to Exhibit 2.6 to the Quarterly
            Report on Form 10-Q for the quarter ended November 23, 1997)

   2.7      Agreement of Purchase and Sale by and between the Registrant and M &
            J Technologies, Inc. dated February 19, 1998.

   2.8      Modification to Contract for Purchase and Sale of M & J
            Technologies, Inc. Hardware Service Business Assets to Registrant dated February 19, 1998

   3.1      Articles of Incorporation of Registrant dated as of March 16, 1977
            (incorporated herein by reference to Exhibit 3.1 to the Registration
            Statement on Form-S-1 (Registration No. 2-72222) of Registrant)

   3.2 Certificate of Amendment of Articles of Incorporation of Registrant dated as of September 29, 1988 (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Registrant for the
            Year Ended February 23, 1997)

   3.3 Certificate of Amendment of the Articles of Incorporation of Registrant dated June 25, 1992 (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 31, 1992)

   3.4 Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to the Form S-8 filed January 31, 1997)

   3.5      Registration Rights Agreement by and between Registrant and Silicon
            Valley Bank dated July 10, 1995 (incorporated herein by reference to
            Exhibit 10.141 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1995)

   4.2      Anti-dilution Agreement by and between Registrant and Silicon Valley
            Bank dated July 10, 1995 (incorporated herein by reference to Exhibit 10.142 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended May 28, 1995)


   4.3      Warrant to Purchase Stock issued to Silicon Valley Bank on November
            22, 1996(incorporated herein by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended
            November 24,1996)

   4.4      Registration Rights Agreement by and between Registrant and Silicon
            Valley Bank dated November 22, 1996 (incorporated herein by reference to Exhibit 10.75 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 24,1996)

   4.5      Antidilution Agreement by and between Registrant and Silicon Valley
            Bank dated November 22, 1996 (incorporated herein by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q of Registrant for the Quarter Ended November 24,1996)

   4.6      Warrant to Purchase Common Stock issued to Dominick & Dominick dated
            October 15, 1996 (incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Registrant for the Year Ended
            February 23, 1997)

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

  10.52 Alpha Microsystems Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.10 to the Form S-8 filed January
               31, 1997)

  10.53        Letter Agreement between Registrant and Dominick & Dominick, Inc.
               dated October 15, 1996 (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

  10.54        Amendment to Loan Agreement by and between Registrant and Silicon
               Valley Bank dated March 3, 1997 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.55        Indemnification Agreement by and between Registrant and James A.
               Sorensen dated January 16, 1997 (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.56        Indemnification Agreement by and between Registrant and Jeffrey
               A. Martin dated January 10, 1997 (incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.57        Indemnification Agreement by and between Registrant and Dennis E.
               Michael dated January 17, 1997 (incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.58        Indemnification Agreement by and between Registrant and Randall
               S. Parks dated January 17, 1997 (incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.59        Indemnification Agreement by and between Registrant and Margaret
               Denson dated January 17, 1997 (incorporated herein by reference to Exhibit 10.59 to the Annual Report on Form 10-K of the Registrant for the Year Ended February 23, 1997)

 *10.60        Employment Agreement by and between Registrant and James A.
               Sorensen dated November 7, 1996 (incorporated herein by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q for the Quarter ended November 24, 1996)

  10.61        Amendment to Loan Agreement by and between Registrant and Silicon
               Valley Bank dated October 11, 1997 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarter ended November 23, 1997)



 *10.62        Employment Letter by and between Registrant and Jeffrey J.
               Dunnigan dated November 15, 1997 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter Ended November 23, 1997)

 *10.63        Indemnification Agreement by and between Registrant and Jeffrey
               J. Dunnigan dated December 1, 1997

  21           Subsidiaries

  23           Consent of Independent Auditors

  24           Power of Attorney (included on signature pages of this Annual
               Report)

  27           Financial Data Schedule


(* Denotes Management Contract or Compensation Plan)