Form 10-K/A
period 1998-02-22
ALPHA MICROSYSTEMS
filed 1998-06-18
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the fiscal year ended February 22, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from               to
                                              -------------    -------------


                         COMMISSION FILE NUMBER 0-10558

                               ALPHA MICROSYSTEMS
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                                    95-3108178
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of its common stock on May 14, 1998 on the Nasdaq National Market, a date within 60 days prior to the date of filing, was $33,757,348.

As of May 14, 1998, there were 10,914,112 shares of the registrant's common stock outstanding.

The purpose of this amendment is to amend Items 10, 11, 12 and 13 to read as set forth herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning the executive officers and directors of the Company as of June 15, 1998:


        Name                     Age     Position
        ----                     ---     --------
        Clarke E. Reynolds       77      Chairman of the Board of Directors

        Douglas J. Tullio        55      President, Chief Executive Officer
                                         and Director

        Jeffrey J. Dunnigan      39      Vice President and Chief Financial
                                         Officer

        John F. Glade            55      Vice President, Engineering and
                                         Manufacturing, Secretary and Director

        Dennis E. Michael        40      Vice President of Marketing

        Randall S. Parks         37      Vice President of Service Operations

        Rockell N. Hankin        51      Director

        Richard E. Mahmarian     61      Director


        CLARKE E. REYNOLDS, 77, has served as a director of the Company since 1989 and Chairman of the Board of Directors since May, 1991. Mr. Reynolds served as Chief Executive Officer of the Company from January 1991 to August 1991, as President from November 1990 to May 1991, as Vice Chairman of the Board from October 1990 to May 1991, and as Chief Operating Officer of the Company from November 1990 to May 1991. Mr. Reynolds provided independent consulting services to the Company from 1984 through 1990, was an employee of the Company from November 1990 through May 1993, and provided independent consulting services to the Company from 1993 to 1997. Mr. Reynolds was previously employed by NCR Corporation for over 47 years, during which time Mr. Reynolds held a variety of sales and marketing and general management positions including Vice President Pacific Region, Managing Director and Chairman of the Board NCR United Kingdom, Vice President NCR Europe and Vice President Executive Office. Mr. Reynolds serves as a Director of Sparta, Inc., which provides a wide range of scientific, engineering and technical assistance services, primarily for the U.S. military services and the Department of Defense.

        DOUGLAS J. TULLIO, 55, has served as President and Chief Executive Officer and as a director of the Company since May 1991. Mr. Tullio also served as Chief Operating Officer from May 1991 to March 1994. Mr. Tullio joined the Company in January 1990 and served as Executive Vice President of the Company and President of the Company's subsidiaries, Rexon Business Machines and AMS Computers. (In April 1990, these subsidiaries were merged into the Company.) From 1984 to 1989, he worked for General Automation, Inc., in the positions of President and member of the Board of Directors, Executive Vice President, Vice President, General Manager and Vice President of Sales and Marketing.

        JEFFREY J. DUNNIGAN, 39, was appointed Vice President and Chief Financial Officer of the Company in December 1997. Prior to joining the Company, Mr. Dunnigan headed a financial consulting practice in Irvine, California. From October 1995 to September 1996, he was Vice President, Finance of Urohealth Systems, Inc., a publicly traded medical device company. Prior to October 1995 he was Audit Senior Manager with Ernst & Young LLP, specializing in high technology manufacturing and software and consulting on SEC matters.

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

        JOHN F. GLADE, 55, has served as Secretary of the Company since January 1987, Vice President, Engineering and Manufacturing since May 1988 and as a director of the Company since 1996. Mr. Glade joined the Company as Director of Engineering in September 1978, served as Vice President, Engineering from February 1979 until June 1985 and served as Vice President, Advanced Products Development from June 1985 until May 1988. He also served as Secretary of the Company from February 1983 to August 1985 and a Director of the Company from 1979 through 1994.

        ROCKELL N. HANKIN, 51, has served as a director of the Company since 1987. Mr. Hankin is the Chief Executive Officer of Hankin & Co., which was established in June 1986 and provides consulting services. Mr. Hankin is also a Director of Semtech Corporation (NMS), which manufactures electronic components, and a Director of Sparta, Inc., which provides a wide range of scientific, engineering and technical assistance services, primarily for the U.S. military services and the Department of Defense. Until April 1998 Mr. Hankin was Chairman of the Board of House of Fabrics, a national retail chain which markets sewing supplies and crafts, and until May 1998 was a Director of Quidel (NMS), which manufactures and distributes rapid diagnostic tests for medical applications.

        RICHARD E. MAHMARIAN, 61, has served as a director of the Company since 1995. In 1997, Mr. Mahmarian became and is currently Chairman of the Board, President, and Chief Executive Officer of Verification Systems International, Incorporated, which designs, engineers and manufactures bar code and two-dimensional symbology quality assurance instruments. Prior to its sale in 1996, Mr. Mahmarian was Vice Chairman of the Board and Executive Vice President of RJS, Inc., a manufacturer of bar code printers, verification scanners, software, and consumable products. Mr. Mahmarian had been a principal of RJS, Inc. since 1987, when it was purchased in a leveraged buyout. Prior to joining RJS, Inc., he held various management positions for Manx Engineering Corporation, Bell & Howell Company, Northrop Corporation and NCR Corporation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission and the national Association of Securities Dealers, Inc. initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten-percent shareholders are required to SEC regulations to furnish the Company with copies of all Section 15(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 22, 1998, all such reports required pursuant to Section 16(a) by the Company's officers, directors and greater than ten-percent beneficial owners were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth for each of the Company's executive officers earning in excess of $100,000 during the fiscal year ended February 22, 1998, compensation allocated or paid on or before June 15, 1998, for services in all capacities with the Company and its subsidiaries during the fiscal year ended February 22, 1998.

                                                                    Long Term
                                    Annual Compensation           Compensation
                             -------------------------------          Awards
                                                   Other      ---------------------
                                                   Annual          Securities
   Name and                                        Compen-         Underlying          All Other
Principal Position   Year    Salary($)   Bonus($)  sation($)   Options/SARs (#)(1)   Compensation
------------------   ----    ---------   --------  ---------  ---------------------  ------------
Douglas J. Tullio    1998     267,310    100,000      *             100,000              --
President and CEO    1997     225,004     90,000      *             180,000              --
                     1996     217,713     28,894      *              15,000              --

John F. Glade        1998     120,016      5,000      *                 --               --
Vice President,      1997     120,016     12,500      *              20,000              --
Engineering and      1996     131,211      7,500      *               7,500              --
Manufacturing,
and Secretary

Randy S. Parks       1998      85,932     23,678      *              40,000              --
Vice President,
Service Operations

Dennis E. Michael    1998      92,092     20,000      *              50,000              --
Vice President of
Marketing

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

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                                                      Potential Realizable
                                   Percent      Individual Grants                       Value at Assumed
                    Number of     of Total     ----------------------                 Annual Rates of Stock
                    Securities   Options/SARs                 Market                  Price Appreciation for
                    Underlying    Granted to   Exercise of   Price on                     Option Term
                   Options/SARs  Employees in   Base Price   Date of    Expiration    ----------------------
       Name         Granted(#)    Fiscal Year   ($/Share)     Grant        Date         5%($)       10%($)
       ----        ------------  ------------  -----------   --------   ----------    --------     ---------
Douglas J. Tullio    100,000         30%          $1.38       $1.38     09/25/2002     $38,000     $84,000
President and CEO

John F. Glade            --          --             --          --          --             --          --

Randy S. Parks        20,000          6%          $1.44       $1.44     08/12/2002     $ 8,000     $17,600
                      20,000          6%          $1.03       $1.03     12/18/2002       5,600      12,600

Dennis E. Michael     20,000          6%          $1.44       $1.44     08/12/2002     $ 8,000     $17,600
                      30,000          9%          $1.03       $1.03     12/18/2002       8,400      18,900

--------------------------------
(1) All options were granted under the 1993 Alpha Microsystems Employee Stock Option Plan. Options granted to Mr. Tullio become exercisable as follows: 25% on September 26, 1998, 25% on September 26, 1999, and 50% on September 25, 2000. Options granted to Mr. Parks and Mr. Michael become exercisable as follows: 25% on each anniversary date of the grant beginning August 13, 1998 and December 19, 1998, respectively. In the event that the employment of optionee shall be terminated, otherwise than by reason of death or permanent disability or misconduct, the option and all rights terminate on the 30th day after termination of employment.

Fiscal Year-end Values of Outstanding Stock Options

        The following table provides information with respect to the executive officers named in the Summary Compensation Table concerning unexercised stock options held as of the end of the Company's 1998 fiscal year.

                          FISCAL YEAR-END OPTION/VALUES

                                                 Number of Securities
                      Number                    Underlying Unexercised    Value of Unexercised In-The-
                     of Shares                   Options at FY-End(#)      Money Options at FY-End($)
                    Acquired on    Value      --------------------------  ----------------------------
      Name          Exercise(#)  Realized($)  Exercisable  Unexercisable  Exercisable    Unexercisable
      ----          -----------  -----------  -----------  -------------  ------------   -------------
Douglas J. Tullio     40,000      $22,812       356,939        190,000       $13,601        $31,300

John F. Glade            --          --          27,500         10,000       $ 6,801            --

Randy S. Parks           --          --          15,000         82,500       $   158        $18,460

Dennis E. Michael        --          --          12,500         87,500       $   --         $24,713

Compensation of Directors

        Directors who are employees of the Company do not receive additional compensation for acting as a member of the Board of Directors or any committee thereof. Outside directors receive a monthly retainer of $2,000, and a fee of $1,000 for each Board meeting and committee meeting (excluding telephonic meetings) attended in excess of 12 each year, with all Board and committee meetings held in a single day to be deemed as one meeting. In addition, directors are reimbursed for their reasonable travel expenses incurred for attendance at such meetings. Under the 1996 Nonemployee Director Stock Compensation Plan, directors may accept directors' fees in stock in lieu of cash. In accordance with the terms of the 1996 Nonemployee Director Stock Compensation Plan, the number of shares of Common Stock received by the nonemployee directors is based upon the fair market value of a share of Common Stock at the date on which the cash compensation was otherwise payable to the nonemployee director. Each of the Company's outside directors elected to receive his director fees in fiscal year 1998 in the form of Company stock, to the extent available under the 1996 Nonemployee Director Stock Compensation Plan. No stock remained available under the 1996 Nonemployee Director Stock Compensation Plan for the month commencing December 1, 1997 and the directors elected to accrue stock to be delivered upon shareholder approval of an increase in the number of shares available for such purpose.

        In June 1993, the Company entered into a Consulting Agreement with Mr. Reynolds whereby Mr. Reynolds agreed to provide consulting services to the Company. Under the agreement, the Company paid to Mr. Reynolds a retainer of $2,000 per month until August 1997 when the agreement was terminated.

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

Compensation Committee Interlocks and Insider Participation

        The Company's Compensation Committee for fiscal 1998 was composed of Messrs. Hankin, Mahmarian and Reynolds. Mr. Reynolds is Chairman of the Board and has served the Company in the past in numerous executive positions, including Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

        The following table contains certain information as of June 15, 1998, as to each director, each individual included in the Summary Compensation Table, all officers and directors as a group and each person who, to the knowledge of the Company, was the beneficial owner of 5% or more of the outstanding shares of Common Stock. Persons named in the following table have sole voting and investment powers with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable, and other information contained in the footnotes to the table. Information with respect to beneficial ownership is based on the Company's Common Stock records and data supplied to the Company by its shareholders.

                                                     Number of Shares
         Name or Identity of Group                 Beneficially Owned(1)    Percent of Class
         -------------------------                 ---------------------    ----------------
         John F. Glade                                  211,200 (2)                2.0

         Rockell N. Hankin                               47,458                     *

         Richard E. Mahmarian                            67,083                     *

         Clarke E. Reynolds                              63,458                     *

         Douglas J. Tullio                              397,645                    3.6

         All directors and officers as                  844,814                    7.6
         a group (8 persons)

-------------------------
 * Does not exceed 1% of the outstanding shares of Common Stock of the Company.

(1) Includes shares issuable upon exercise of options and warrants which are presently exercisable or will become exercisable on or before August 14, 1998, in the following amounts: Glade: 22,500; Hankin: 13,125; Mahmarian:
     8,750; Reynolds: 13,125; Tullio: 341,939; and by all officers and directors as a group: 456,939.

(2) Includes 156,200 shares held in a revocable trust of which Mr. Glade and his wife, Alana L. Glade, are sole trustees. Mr. and Mrs. Glade, acting jointly, have the power to vote and dispose of such shares.

        Alpha Microsystems (NASDAQ NM: ALMI) today announced that it has signed a letter of intent with the private equity firm of ING Equity Partners II, L.P. whereby ING has agreed to invest up to $20 million in Redeemable Exchangeable Preferred Stock of Alpha Micro. All of the terms and conditions of an initial $8 million investment and two subsequent investments totaling up to an additional $12 million, are subject to the negotiation, preparation and execution of definitive agreements, the satisfactory completion of due diligence by ING, and other conditions including Alpha Microsystems' completion of a mutually acceptable IT services business acquisition. If completed in accordance with the terms of the letter of intent, ING's investment will provide Alpha Microsystems with capital to further grow its IT services business through key acquisitions, as well as provide the Company with additional working capital. Under the terms of the letter of intent ING will receive 10-year warrants to purchase common stock of Alpha Microsystems for $2.50 per share, representing a premium to the historical 90-day average closing price of the common stock. The warrants will grant ING the right to acquire approximately 20 percent, in the event of the minimum $8 million investment, and up to approximately 44 percent, in the event of a maximum $20 million investment, of the outstanding shares of common stock of the Company on a fully diluted, post-issuance basis.

        As contemplated by the terms of the letter of intent, dividends will be payable on the Redeemable Exchangeable Preferred Stock to be purchased by ING at an initial nine percent cumulative annual dividend rate, which increases one percent annually after the second anniversary. The Preferred Stock must be redeemed in seven years. The warrants will have customary anti-dilution protection. Investments by ING under the terms of the letter of intent are to be made in three tranches. ING's initial tranche, which is $8 million, will be invested at the initial closing. The second tranche of $7 million and the third tranche of $5 million are subject to, among other conditions, approval of Alpha Microsystems' shareholders and, if approved and consummated, will be in exchange for Preferred Stock and warrants to purchase common stock constituting up to
14.5 percent and 9.5 percent ownership in the Company by ING, respectively. If Alpha Microsystems elects to redeem the Preferred Stock prior to June 30, 2000, the shares purchasable pursuant to the Warrants will be reduced. Under the terms of the letter of intent, Alpha Microsystems will expand its board of directors to seven members, of which ING will designate three directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   June 18, 1998                    ALPHA MICROSYSTEMS

                                         By: /s/  DOUGLAS J. TULLIO
                                             -----------------------------------
                                             Douglas J. Tullio
                                             President, Chief Executive Officer