Form 10-K/A
period 1998-02-22
ALPHA MICROSYSTEMS
filed 1998-07-15
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

    For the fiscal year ended February 22, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

    For the transition period from                     to
                                   -------------------    -----------------

                         COMMISSION FILE NUMBER 0-10558


                               ALPHA MICROSYSTEMS
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                                     95-3108178
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

The purpose of this amendment is to amend Item 14(a)(1) Notes to Consolidated Financial Statements, Note No. 7 Shareholders' Equity to read as set forth herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements are referenced in Part II Item 8 and submitted herewith:

                                                                     PAGE NUMBER
                                                                     -----------
           Notes to Consolidated Financial Statements                     34

                               ALPHA MICROSYSTEMS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 22, 1998


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

In connection with a public offering in fiscal 1993, Company granted to its underwriter a warrant to purchase 139,315 Units, with an exercise price of $1.95 per Unit, expiring November 1, 1998. Each Unit consists of one share of common stock and one Underlying Warrant to purchase one share of common stock. The exercise price of the Underlying Warrants is $2.50 and expire November 1, 1998. Pursuant to the terms of an amendment to the loan agreement signed in October 1996, the Company agreed to issue 25,000 warrants to the bank which are exercisable for five years at $1.625 per share. Also in October 1996, the Company issued a warrant to purchase 300,000 shares of common stock exercisable for five years at $3.00 per share to its financial advisor.

As of February 22, 1998, the Company has 464,315 warrants outstanding (603,630 including the Underlying Warrants) and 1,004,939 options outstanding, or a total of 1,469,254 shares under options and warrants (1,608,569 including the Underlying Warrants).

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

The following table contains a summary of transactions related to Incentive and Non-Qualified Stock Options for the fiscal years 1996, 1997, and 1998:

                                     NON-QUALIFIED STOCK OPTIONS              INCENTIVE STOCK OPTIONS
                                   ------------------------------           -----------------------------
                                                 WEIGHTED AVERAGE                        WEIGHTED AVERAGE
                                    SHARES        PRICE PER SHARE           SHARES        PRICE PER SHARE
                                    -------      ----------------           ------       ----------------
Outstanding at
  February 26, 1995                 327,653             $1.79               328,702            $1.88
Granted                              15,000             $1.25               122,500            $1.47
Expired/canceled                   (110,568)            $1.63              (136,763)           $1.88
                                   --------                                --------
Outstanding at
  February 25, 1996                 232,085             $1.64               314,439            $1.72
Granted                               7,500             $2.69               621,000            $2.62
Expired/canceled                    (39,315)            $2.84              (222,500)           $2.50
Exercised                           (37,770)            $1.73               (25,000)           $1.63
                                    -------                                 -------
Outstanding at
  February 23, 1997                 162,500             $1.38               687,939            $2.28
Granted                               7,500             $1.43               330,000            $1.23
Expired/canceled                    (10,000)            $1.94              (133,000)           $1.61
Exercised                           (40,000)            $0.94                    --               --
                                    -------                                 -------            -----
Outstanding at
  February 22, 1998                 120,000             $1.71               884,939            $1.99
                                    =======                                 =======

Exercisable at
  February 25, 1996                 205,585             $1.78               253,189            $1.78
  February 23, 1997                 155,000             $1.57               313,439            $2.07
  February 22, 1998                 114,375             $1.74               380,939            $2.25

Available for grant:
  February 25, 1996                 236,978                                 235,561
  February 23, 1997                  57,500                                 212,061
  February 22, 1998                  50,000                                  15,061


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)      1998         1997        1996
                                                -------      -------     -------
Pro forma net loss                              $(3,516)     $(2,873)    $(3,575)
Pro forma basic and diluted loss per share:     $ (0.32)     $ (0.30)    $ (0.54)

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


Date:   July 15, 1998                     ALPHA MICROSYSTEMS

                                          By: /s/  DOUGLAS J. TULLIO
                                              ----------------------------------
                                              Douglas J. Tullio
                                              President, Chief Executive Officer