Form 10-Q
period 1998-08-23
ALPHA MICROSYSTEMS
filed 1998-10-07
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended AUGUST 23, 1998

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

As of October 1, 1998, there were 11,066,321 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS



                                                                                PAGE NUMBER
                                                                                -----------
        PART I-- FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets
                      at August 23, 1998 (Unaudited) and
                      February 22, 1998                                             3

                      Condensed Consolidated Statements of
                      Operations (Unaudited) for the Three
                      And Six Months Ended August 23, 1998 and
                      August 24, 1997                                               4

                      Condensed Consolidated Statements of Cash Flows
                      (Unaudited) for the Six Months Ended August 23, 1998
                      and August 24, 1997                                           5

                      Notes to Condensed Consolidated
                      Financial Statements                                          6

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                11

        PART II-- OTHER INFORMATION

            Item 6.   Exhibits and Reports on Form 8-K                             14

        SIGNATURES                                                                 15

        EXHIBIT INDEX                                                              16


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                       August 23,      February 22,
                                                          1998            1998
                                                       ----------      -----------
       ASSETS
       Current assets:
        Cash and cash equivalents                      $   1,612        $  5,003
        Accounts receivable, net of allowance for
          doubtful accounts of $244 and $294 at
          August 23, 1998 and February 22, 1998,
          respectively                                     3,944           3,781
        Inventories                                          534             580
        Notes receivable                                     164             161
        Prepaid expenses and other current assets            652             229
                                                       ---------        --------
              Total current assets                         6,906           9,754

       Property and equipment, net of accumulated
          depreciation of $10,139 and $9,479 at
          August 23, 1998 and February 22, 1998,
          respectively                                     3,538           3,186
       IT Service contracts, net                           1,471           1,192
       Software costs, net                                 1,152           1,067
       Notes receivable                                      390             417
       Other assets, net                                     211             172
                                                       ---------        --------
                                                       $  13,668        $ 15,788
                                                       =========        ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
        Bank borrowings                                $   1,000        $  1,000
        Accounts payable                                   1,774           1,699
        Deferred revenue                                   1,892           1,888
        Accrued compensation                                 436             386
        Other current liabilities                            357             356
        Current portion of long-term debt                    117              92
                                                       ---------        --------
            Total current liabilities                      5,576           5,421

       Long-term debt                                         --              60

       Commitments and contingencies

       Shareholders' equity:
        Preferred stock, no par value; 5,000,000
            shares authorized; none issued                    --              --
        Common stock, no par value; 20,000,000
            shares authorized; 10,940,071 and
            10,914,112 shares issued and
            outstanding at August 23, 1998 and
            February 22, 1998, respectively               31,037          31,011
        Accumulated deficit                              (22,957)        (20,761)
        Foreign currency translation adjustment               12              57
                                                       ---------        --------
              Total shareholders' equity                   8,092          10,307
                                                       ---------        --------
                                                       $  13,668        $ 15,788
                                                       =========        ========



See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)




                                             Three Months Ended            Six Months Ended
                                         ---------------------------- ---------------------------
                                           August 23,     August 24,   August 23,    August 24,
                                              1998           1997         1998          1997
                                         -------------  ------------- ------------ --------------
Net sales:
  IT Services                            $   4,627      $   3,172     $   8,691    $     6,221
  Product                                    1,062          1.428         2,444          2,928
                                         ------------  ------------- ------------ --------------
    Total net sales                          5,689          4,600        11,135          9,149
                                         ------------  ------------- ------------ --------------
Cost of sales:
  IT Services                                4,019          2,237         7,674          4,456
  Product                                      842            975         1,696          2,024
                                         ------------  ------------- ------------ --------------
    Total cost of sales                      4,861          3,212         9,370          6,480
                                         ------------  ------------- ------------ --------------

Gross Margin                                   828          1,388         1,765          2,669

Operating expenses:
  Selling, general and administrative        1,709          1,849         3,310          3,998
  Engineering, research and development        330            381           636            744
                                         ------------  ------------- ------------ --------------
    Total operating expenses                 2,039          2,230         3,946          4,742
                                         ------------  ------------- ------------ --------------

Loss from operations                        (1,211)          (842)       (2,181)        (2,073)

Other (income) expense:
  Interest income                              (18)           (82)          (44)          (181)
  Interest expense                              26              3            52              4
  Other expense, net                            15             11            31             12
  Foreign exchange (gain) loss                 (27)            24           (36)            17
                                         ------------  ------------- ------------ --------------
    Total other (income) expense                (4)           (44)            3           (148)
                                         ------------  ------------- ------------ --------------

Loss before taxes                           (1,207)          (798)       (2,184)        (1,925)
Provision for income taxes                       1             --            13             10
                                         ------------  ------------- ------------ --------------
Net loss                                 $  (1,208)      $   (798)    $  (2,197)   $    (1,935)
                                         ============  ============= ============ ==============

Basic and diluted net loss per share     $   (0.11)      $  (0.07)    $   (0.20)   $     (0.18)
                                         ============  ============= ============ ==============
Number of shares used in the computation
   of basic and diluted per share
   amounts                                  10,931          10,834       10,923         10,828
                                         ============  ============= ============ ==============




See accompanying notes

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                     Six Months Ended
                                                                 ---------------------------
                                                                 August 23,       August 24,
                                                                    1998             1997
                                                                 ----------       ----------
Cash flows from operating activities:
    Net loss                                                     $   (2,197)      $   (1,935)
    Adjustments to reconcile net loss to cash
        used in operating activities:
            Depreciation and amortization                             1,027              802
            Provision for losses on accounts receivable                  --               21
            Provision for slow-moving inventory                         (11)              29
    Other changes in operating assets and liabilities:
            Accounts receivable                                        (162)              39
            Inventories                                                  46              (61)
            Notes receivable                                             24               33
            Prepaid expenses and current assets                        (423)             (54)
            Accrued compensation                                         50              (57)
            Accounts payable and accrued liabilities                     78             (137)
            Deferred revenue                                           (141)            (160)
            Other, net                                                  (15)              --
                                                                 ----------       ----------
                Net cash used in operating activities                (1,724)          (1,480)

Cash flows from investing activities:
    Purchase of short-term investments                                   --           (6,417)
    Proceeds from sale of short-term investments                         --            7,918
    Acquisition of IT service assets                                   (460)            (265)
    Purchases of equipment                                             (961)            (492)
    Capitalization of software costs                                   (221)            (245)
    Purchase of intangible assets                                        --               (5)
                                                                 ----------       ----------
                Net cash provided by (used in) investing
                    activities                                       (1,642)             494

Cash flows from financing activities:
    Issuance of common stock                                             26               53
    Principal repayments on debt                                        (36)              (7)
                                                                 ----------       ----------
                Net cash provided by (used in) financing
                    activities                                          (10)              46

Effect of exchange rate changes on cash                                 (15)              (3)
                                                                 ----------       ----------

Decrease in cash and cash equivalents                                (3,391)            (943)
Cash and cash equivalents at beginning of period                      5,003            1,768
                                                                 ----------       ----------

Cash and cash equivalents at end of period                       $    1,612       $      825
                                                                 ==========       ==========



See accompanying notes.

                               ALPHA MICROSYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995 (the "Reform Act")) and information relating to Alpha Microsystems (the "Company" or "Alpha Micro") that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of Alpha Micro, and the Company intends that such forward-looking statements be subject to the safe harbors created by the Reform Act. These forward looking statements include (i) revenues to be recognized from contracts with Ingram Micro and ATS Money Systems; (ii) the ability of the Company to generate positive gross margins from the acquired ATI operations through reductions in operating expenses; (iii) the Company's ability to fund its acquisition strategy; and (iv) the outcome of litigation will not have a material adverse effect.

     Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The forward-looking statements are dependent on a number of factors, including (i) the economic and competitive environment of the computer maintenance and IT support services industry in general, and in the Company's specific market areas, (ii) its ability to identify acquisition candidates, (iii) the Company's ability to successfully integrate acquired operations with its existing operations, (iv) the Company's ability to develop, produce, and market products and services that incorporate new technology, are priced competitively, and achieve significant market acceptance, (v) whether the Company's products and IT services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (vi) changes in the cost of IT services (vii) the Company's ability to deliver commercial quantities of new products in a timely manner, (viii) the Company's ability to manage risks associated with its operating strategies, (ix) changes in the Company's operating strategy and capital expenditure plans and (x) the Company's ability to manage its expenses commensurate to its revenues and other factors. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking information included herein. The inclusion of such information should not be regarded as a representation by the Company, or any other person that the objectives or plans of the Company will be achieved.

1. INTERIM ACCOUNTING POLICY

In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to fairly present the consolidated financial position of the Company at August 23, 1998, and the consolidated results of its operations for the three and six month periods ended August 23, 1998 and August 24, 1997 and its cash flows for the six month periods ended August 23, 1998 and August 24, 1997. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 22, 1998.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The results of operations for the quarter ended August 23, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

As of February 23, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the first six months of 1999 and 1998, total comprehensive loss amounted to $2,242,000 and $1,942,000, respectively.

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

2. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories, net of reserves for excess and obsolete inventories of $96,000 and $98,000 at August 23, 1998 and February 22, 1998, respectively, comprise the following:

              (In thousands)
                                     August 23,     February 22,
                                       1998             1998
                                     ---------      ------------

              Raw materials          $     506        $    568
              Work in process               12               4
              Finished goods                16               8
                                     ---------        --------
                                     $     534        $    580
                                     =========        ========


3. CONTINGENCIES

The Company's current involvement with litigation is as follows:

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

4. SUBSEQUENT EVENTS

ACQUISITION OF DELTA COMPUTEC INC.

On September 1, 1998, the Company completed the acquisition of Delta CompuTec Inc ("DCI"). DCI provides management and consulting services, as well as services that include network design, installation and maintenance. The Merger Agreement provided for the payment of $3.4 million in exchange for all of the outstanding shares of Delta CompuTec Inc. (DCI) at the time of closing, and a net payment of DCI's debt in the amount of $4.6 million. Under the agreement, DCI became a wholly-owned subsidiary of Alpha Microsystems. The acquisition was accounted for as a purchase and is reflected in the pro forma information below based upon available information and upon certain assumptions that the Company believes are reasonable in the circumstances. The Company's initial purchase price allocation is preliminary and subject to change as the Company obtains all the information necessary to complete the allocation process.

SALE OF PREFERRED STOCK AND WARRANTS

The acquisition of DCI was financed with $1.0 million of cash proceeds provided under a four year bank term-loan (see below) and $8.0 million under a Securities Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, ING Equity Partners II, L.P. ("ING") agreed, subject to certain conditions, to invest up to $20 million in redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") of the Company. The Purchase Agreement provides for the purchase of Redeemable Preferred Stock, Voting Preferred Stock, and Warrants by ING in three tranches of $8 million, $7 million, and up to $5 million, respectively. The first tranche was completed concurrent with the acquisition of DCI. Funding of the second and third tranches by ING are subject to, among other things, approval by the Company's shareholders.

Dividends are payable on the Redeemable Preferred Stock purchased by ING at an initial 9% cumulative annual dividend rate, which increases to 11% on July 1, 2000 and thereafter increases an additional 1% annually.

In connection with ING's initial $8 million investment in Redeemable Preferred Stock, ING was granted warrants (the "Initial Warrants") to purchase 2,181,448 shares for an initial price $1.50 per share. In the event shareholder approval is obtained and the closing of the second tranche of $7 million (the "Second Closing") occurs, the price at which ING will be permitted to purchase such stock will be increased to $2.50 per share, and ING will be granted warrants (the "Second Closing Warrants") to purchase for $2.50 per share additional shares of common stock which, together with the shares purchasable pursuant to the Initial Warrants, will total 5,833,188 shares. The Second Closing must occur on or before October 30, 1998. If the Company elects to close the third tranche (the "Third Closing"), subject to certain conditions ING will invest up to an additional $5 million, the proceeds from which must be used for certain acquisitions. In such event, ING will be granted warrants (the "Third Closing Warrants") to purchase for $2.50 per share additional shares of common stock which, together with the shares purchasable pursuant to the Initial Warrants and the Second Closing Warrants will total up to 8,753,626 shares.

The Third Closing must occur, if at all, on or before June 30, 1999. If the Company elects to redeem the Redeemable Preferred Stock prior to June 30, 2000, the shares purchasable pursuant to the Warrants will be reduced by approximately 600,000 shares, assuming all three tranches are closed.

There is no assurance that the second and third tranches of the ING transaction will be consummated, accordingly no effect has been reflected in the pro forma information below for the completion of these tranches.

ACQUISITION TERM LOAN

A portion of the DCI acquisition was financed with $1.0 million of cash proceeds under a four year term loan provided by its bank. The term loan facility provides for interest to be payable at the bank prime rate plus 2.5% (11% as of the acquisition date) and is subject to certain financial covenants including tangible net worth, debt to tangible net worth and quick ratio minimum requirements.

PRO FORMA FINANCIAL INFORMATION

The pro forma financial information reflects the acquisition of DCI and the related purchase price financing through the sale of redeemable preferred stock and term loan as of the beginning of the periods presented below. The pro forma information includes the results of operations for the six month periods ended July 31, 1998 and 1997, respectively.

                                             Six month        Six month
                                            period ended     period ended
                                           August 23, 1998  August 24, 1997
                                           ---------------  ---------------
         Revenue                               $18,226         $15,648
                                               =======         =======
         Net loss                              $(1,696)        $(1,415)
                                               =======         =======
         Basic and diluted net loss
            per common share                   $ (0.18)        $ (0.17)
                                               =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and six month periods ended August 23, 1998 and August 24, 1997:


                                                    RELATIONSHIP TO NET SALES
                                       --------------------------------------------------
                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                       --------------------------------------------------
                                        AUGUST 23,  AUGUST 24,    AUGUST 23,   AUGUST 24,
                                          1998        1997          1998         1997
                                       ----------  -----------   -----------  ----------
Net sales:
  IT Service                               81.3  %     69.0   %      78.1   %     68.0  %
  Product                                  18.7        31.0          21.9         32.0
                                       ----------  -----------   -----------  ----------
     Total net sales                      100.0       100.0         100.0        100.0
Cost of sales                              85.4        69.8          84.1         70.8
                                       ----------  -----------   -----------  ----------
Gross margin                               14.6        30.2          15.9         29.2

Selling, general and administrative
   expense                                 30.0        40.2          29.7         43.7
Engineering, research and
   development expense                      5.8         8.3           5.7          8.1
Interest (income) expense, net              0.1        (1.7)          0.1         (1.9)
Other (income) expense, net                (0.2)        0.7            --          0.3
                                       ----------  -----------   -----------  ----------
Loss before taxes                         (21.1)      (17.3)        (19.6)       (21.0)
Net loss                                  (21.1) %    (17.3)  %     (19.7)  %    (21.1)  %
                                       ==========  ===========   ===========  ==========


GENERAL

During the most recent quarter, the Company focused on the completion of the Delta CompuTec (DCI) acquisition and the related sale of redeemable preferred stock and warrants, while continuing to pursue and invest in its long-term organic IT service growth strategies. This organic growth is demonstrated by a new IT service relationship with Ingram Micro and expansion of its relationship with ATS Money Systems to include TJ Maxx; revenues from both of these relationships are expected to be recognized beginning in September 1998. While these relationships are expected to be accretive to future results of operations, the second quarter results of operations were negatively impacted as additional IT service costs of sales were incurred without significant related revenues.

Additionally, the Company continued its AlphaCONNECT development and marketing efforts. While revenues during the most recent quarter have not been significant, the Company recently introduced the AC Knowledge Management Suite and delivered a customized beta version of that product to Microsoft for use in its internal executive intranet. Costs related to the Company's internet business approximated $290,000 ($250,000 excluding capital expenditures) for the quarter ended August 23, 1998 and $550,000 ($450,000 excluding capital expenditures) for the six-month period then ended.

Also significant to the comparative results of operations is net interest expense. During the three- and six-month periods ended August 23, 1998, the Company incurred net interest expense of $8,000 in each of the periods, as compared to net interest income during the three and six months ended August 24, 1997 of $79,000 and $177,000, respectively. Accordingly, the change in net interest expense during the most recent three- and six-month periods increased net loss by $87,000 and $185,000, respectively. The Company had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $676,000, during the second quarter ended August 23, 1998, compared to a negative EBITDA of $473,000 during the same period of the prior fiscal year. The Company had negative EBITDA of $1,149,000, for the six-month period ended August 23, 1998, compared to a negative EBITDA of $1,300,000 during the same period of the prior fiscal year.

RESULTS OF OPERATIONS

Net Sales
Total net sales increased $1,986,000, or 21.7 percent, to $11,135,000 for the six-month period ended August 23, 1998 from $9,149,000 for the six-month period ended August 24, 1997. Net sales increased $1,089,000, or 23.7 percent, to $5,689,000 for the three-month period ended August 23, 1998 from $4,600,000 for the three-month period ended August 24, 1997. The increase in total net sales is due to increases in IT service revenues, offset by declines in product sales.

IT Services Sales
IT service revenue increased $2,470,000, or 39.7 percent, to $8,691,000 during the most recent six-month period over the respective prior fiscal period, and increased $1,455,000 or 45.9 percent, to $4,627,000 during the most recent three-month period over the respective prior fiscal period. The six- and three-month increases include $1,547,000 and $791,000 attributable to ATI, respectively, not included in the prior periods.

Product Sales
Total product revenues during the comparable six-month periods declined $484,000, or 16.5 percent, to approximately $2,444,000 from approximately $2,928,000. Total product revenues during the comparable three-month periods declined $366,000, or 25.6 percent, to approximately $1,062,000 from approximately $1,428,000. While both domestic and European product sales declined, a majority of the decline was due to the loss of sales to a large European customer, which represented in the past a significant portion of the Company's product revenues. No assurances can be made as to future product sales levels whether domestic or international.

Gross Margin
Total gross margin for the Company for the first half of fiscal 1999 decreased to 15.9 percent compared to 29.2 percent during the same period last year, and for the most recent three months of fiscal 1999 decreased to 14.6 percent compared to 30.2 percent during the same period last year. While product gross margin did not change significantly, IT services gross margin declined to 11.7 percent for the six-month period ended August 23, 1998, from 28.4 percent during the same period in the prior year and declined to 13.1 percent for the three-month period ended August 23, 1998, from 29.5 percent during the same period in the prior year. The principal factor contributing to the margin decline during the periods include the negative gross margins from the acquired ATI operations of approximately 13 percent during the six-month period. The Company has reduced the operating expenses of the acquired ATI business in order for the business to generate a positive gross margin in future periods against projected revenues. Additionally, the gross margin was negatively impacted during the six- and three-month periods due to increased depreciation related to other IT service business acquisitions and increased operating costs related to new IT service contracts, for which no significant service revenue was recognized. Further, due to the continuing shift from proprietary to third-party IT services, the Company does not expect gross margins to remain at historic levels.

Selling, general and administrative expenses decreased $688,000 to $3,310,000 for the six-month period ended August 23, 1998, compared to $3,998,000 for the six-month period ended August 24, 1997, and decreased $140,000 to $1,709,000 from $1,849,000 for the comparable three-month periods. The decline in costs for both of these periods is primarily due to reduced spending related to the AlphaCONNECT internet technology. The second quarter of the current year includes discretionary expenditures made in support of the Company's organic IT service growth plan and the development of the Company's new website.

Research and development expenses (which include engineering support and services) incurred for the six-month period ended August 23, 1998, decreased by $108,000 to $636,000 from $744,000 during the same period in the prior fiscal year. Research and development expenses as a percentage of product sales increased to 26.0 percent for the six months just ended from 25.4 percent during the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 23, 1998, the Company's working capital decreased $3,003,000 to $1,330,000 from $4,333,000 at February 22, 1998. This decline includes anticipated working capital requirements as follows: $460,000 in direct acquisition costs; $221,000 of working capital for software capitalized, including the further development of the Company's AlphaCONNECT technology; $961,000 of working capital to acquire equipment, including the further implementation of the Company's new integrated information system, and equipment purchases to support new service capabilities such as AS-400, Sun Microsystems and other products.

The Company believes that its current cash position, augmented by future operating activities, and working capital available through its Imperial Bank revolving credit facility, will provide sufficient resources to finance its working capital requirements through the end of fiscal year 1999. Advances under the bank facility are subject to availability based on eligible accounts receivable and certain financial covenants, including tangible net worth, debt to tangible net worth and quick ratio minimum requirements. In order to fund its acquisition strategy, the Company expects that additional capital will be necessary. Subject to shareholder approval on October 15, 1998, the Company has entered into an agreement with ING Equity Partners II, L.P. to provide up to an additional $12 million as an equity investment. The Company is also pursuing additional financing from other sources to support its acquisition strategy, although there can be no assurances that any financing will be available on acceptable terms. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional proprietary business; the success, timing, and amount of investment required to penetrate the Internet/intranet markets; service revenue growth or decline; and potential acquisitions.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     See Exhibit Index.

(b) A Current Report on Form 8-K was filed by the Company on July 7, 1998 regarding a definitive agreement to acquire Delta CompuTec Inc.

        A Current Report on Form 8-K was filed by the Company on August 10, 1998 regarding the execution of a Securities Purchase Agreement with ING Equity Partners II, L.P.

        A Current Report on Form 8-K was filed by the Company on August 13, 1998 announcing the establishment of the Record Date for the Annual Meeting of Shareholders.

        A Current Report on Form 8-K was filed by the Company on September 15, 1998 regarding the acquisition of Delta CompuTec Inc. and the funding of an equity investment by ING Equity Partners II, L.P.

        A Current Report on Form 8-K/A was filed by the Company on October 5, 1998 presenting the financial statements and pro forma financial information applicable to the acquisition of Delta CompuTec Inc.

        A Current Report on Form 8-K/A-2 was filed by the Company on October 6, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ALPHA MICROSYSTEMS
                                                   (Registrant)

Date: October 7, 1998                              By: /s/ Douglas J. Tullio
                                                   -----------------------------
                                                   President and
                                                   Chief Executive Officer

Date: October 7, 1998                              By: /s/ Jeffrey J. Dunnigan
                                                   -----------------------------
                                                   Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Number                Description of Documents
------                ------------------------

10.68 Promissory Note by and between Registrant and Imperial Bank dated September 11, 1998

27.            Financial Data Schedule