Form 10-Q
period 1998-11-22
ALPHA MICROSYSTEMS
filed 1999-01-06
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 22, 1998

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

As of December 30, 1998, there were 11,193,952 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS




                                                                     PAGE NUMBER
                                                                     -----------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              at November 22, 1998 (Unaudited) and
              February 22, 1998                                             3

              Condensed Consolidated Statements of
              Operations (Unaudited) for the Three
              and Nine Months Ended November 22, 1998 and
              November 23, 1997                                             4

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the Nine Months Ended November 22, 1998
              and November 23, 1997                                         5

              Notes to Condensed Consolidated
              Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10


PART II-- OTHER INFORMATION

     Item 1.  Legal Proceedings                                            17

     Item 4.  Submission of Matters to a Vote of Security-Holders          17

     Item 6.  Exhibits and Reports on Form 8-K                             18


SIGNATURES                                                                 19

EXHIBIT INDEX                                                              20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               ALPHA MICROSYSTEMS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                 November 22,    February 22,
                                                     1998           1998
                                                 ------------    ------------
                                                 (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                        $ 5,680         $ 5,003
 Accounts receivable, net of allowance for
   doubtful accounts of $728 and $294 at
   November 22, 1998 and February 22, 1998,
   respectively                                     6,599           3,781
 Inventories                                        1,090             580
 Prepaid expenses and other current assets            637             390
                                                 --------        --------
       Total current assets                        14,006           9,754

Property and equipment, net of accumulated
   depreciation of $9,103 and $9,479 at
   November 22, 1998 and February 22, 1998,
   respectively                                     3,422           3,186
Goodwill, net                                       7,676              --
IT Service contracts, net                             484           1,192
Software costs, net                                   521           1,067
Other assets, net                                     435             589
                                                 --------        --------
                                                 $ 26,544        $ 15,788
                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $  3,654        $  1,699
 Deferred revenue                                   3,277           1,888
 Bank borrowings                                      250           1,000
 Accrued compensation                                 866             386
 Other current liabilities                          1,097             356
 Current portion of long-term debt                    116              92
                                                 --------        --------
       Total current liabilities                    9,260           5,421

Long-term debt                                        724              60

Commitments and contingencies

Redeemable preferred stock, no par
  value; 5,000,000 shares authorized;
  15,001 issued and outstanding
  at November 22, 1998;
  liquidation value $15,159                        12,920              --

Common stock, no par value; 40,000,000
  shares authorized; 11,193,952 and
  10,914,112 shares issued and
  outstanding at November 22, 1998 and
  February 22, 1998, respectively                  31,315          31,011
Warrants                                            1,704              --
Accumulated deficit                               (29,389)        (20,761)
Foreign currency translation adjustment                10              57
                                                 --------        --------
                                                 $ 26,544        $ 15,788
                                                 ========        ========

See accompanying notes.

                               ALPHA MICROSYSTEMS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                              Three Months Ended          Nine Months Ended
                                         ---------------------------- ---------------------------
                                          November 22,  November 23,  November 22,   November 23,
                                              1998           1997         1998          1997
                                         -------------- ------------- ------------ --------------
Net sales:
  IT Services                               $ 7,883        $ 3,370       $16,574       $ 9,609
  Product                                     1,200          1,748         3,644         4,659
                                            -------        -------       -------       -------
    Total net sales                           9,083          5,118        20,218        14,268
                                            -------        -------       -------       -------
Cost of sales:
  IT Services                                 6,689          2,456        14,363         6,914
  Product                                     1,702          1,161         3,398         3,183
                                            -------        -------       -------       -------
    Total cost of sales                       8,391          3,617        17,761        10,097
                                            -------        -------       -------       -------

Gross margin                                    692          1,501         2,457         4,171

Operating expenses:
  Selling, general and administrative         3,640          1,897         6,950         5,895
  Engineering, research and development         375            357         1,011         1,101
  Impairment of long-lived assets             2,438             --         2,438            --
                                            -------        -------       -------       -------
    Total operating expenses                  6,453          2,254        10,399         6,996
                                            -------        -------       -------       -------

Loss from operations                         (5,761)          (753)       (7,942)       (2,825)

Other (income) expense:
  Interest income                               (17)           (61)          (61)         (241)
  Interest expense                               43              1            95             6
  Other expense, net                            382             13           413            25
  Foreign exchange (gain) loss                   (3)           (19)          (39)           (2)
                                            -------        -------       -------       -------
    Total other (income) expense                405            (66)          408          (212)
                                            -------        -------       -------       -------

Loss before taxes                            (6,166)          (687)       (8,350)       (2,613)
Provision for income taxes                        1              1            14            10
                                            -------        -------       -------       -------
Net loss                                    $(6,167)       $  (688)      $(8,364)      $(2,623)
                                            =======        =======       =======       =======
Basic and diluted net loss per share        $ (0.57)       $ (0.06)      $ (0.78)      $ (0.24)
                                            =======        =======       =======       =======
Number of shares used in the computation
   of basic and diluted per share amounts    11,188         10,887        11,011        10,848
                                            =======        =======       =======       =======

See accompanying notes

                               ALPHA MICROSYSTEMS

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   Nine Months Ended
                                                              ---------------------------
                                                              November 22,   November 23,
                                                                  1998          1997
                                                              ------------   ------------
Cash flows from operating activities:
    Net loss                                                   $ (8,364)      $ (2,623)
    Adjustments to reconcile net loss to cash
        used in operating activities:
            Impairment of long-lived assets                       2,438             --
            Software obsolescence                                   666             --
            Depreciation and amortization                         1,721          1,238
            Loss on sale of subsidiary                              379             --
            Provision for losses on accounts receivable             548             35
            Provision for slow-moving inventory                      72             55
    Other changes in operating assets and liabilities,
      net of effects of acquisitions:
            Accounts receivable                                  (1,219)          (733)
            Inventories                                             159           (150)
            Prepaid expenses and current assets                      53            145
            Accrued compensation                                    115           (168)
            Accounts payable and accrued liabilities                (91)           (12)
            Deferred revenue                                        (52)           (62)
            Other, net                                              (34)            32
                                                               --------       --------
                Net cash used in operating activities            (3,609)        (2,243)

Cash flows from investing activities:
    Acquisition of DCI, net of cash acquired                     (3,667)            --
    Acquisition of other IT Service assets                         (478)           (70)
    Purchases of equipment                                       (1,428)          (488)
    Capitalization of software costs                               (233)          (586)
    Purchase of intangible assets                                    --            (65)
    Purchase of short-term investments                               --         (7,405)
    Proceeds from sale of short-term investments                     --         10,387
                                                               --------       --------
                Net cash (used in) provided by
                  investing activities                           (5,806)         1,773

Cash flows from financing activities:
    Issuance of preferred stock, net                             12,872             --
    Payment of preferred stock dividends                            (58)            --
    Issuance of warrants to purchase common stock, net            1,704             --
    Issuance of common stock                                        277             53
    Issuance of debt                                              1,000             --
    Principal repayments on debt                                 (1,080)           (10)
    Repayments on debt assumed in acquisition of DCI             (4,612)            --
                                                               --------       --------
                Net cash provided by financing activities        10,103             43

Effect of exchange rate changes on cash                             (11)            (4)
                                                               --------       --------
Net increase (decrease) in cash and cash equivalents                677           (431)
Cash and cash equivalents at beginning of period                  5,003          1,768
                                                               --------       --------
Cash and cash equivalents at end of period                     $  5,680       $  1,337
                                                               ========       ========

See accompanying notes.

                               ALPHA MICROSYSTEMS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM ACCOUNTING POLICY

In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (which, except for the operating charges discussed in Note 6, consist only of normal recurring adjustments) to fairly present the consolidated financial position of the Company at November 22, 1998, and the consolidated results of its operations for the three- and nine-month periods ended November 22, 1998 and November 23, 1997, and its cash flows for the nine-month periods ended November 22, 1998 and November 23, 1997. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 22, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the periods ended November 22, 1998 are not necessarily indicative of the results to be expected for any future period.

FISCAL YEAR

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. The Company intends to file a Transition Report on Form 10-K on or before March 31, 1999.

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

PER SHARE INFORMATION

Basic and diluted earnings per share is based on the weighted average common shares outstanding during the periods presented and excludes the anti-dilutive effects of options and warrants. The net loss has also been adjusted to reflect dividends earned and accretion related to redeemable preferred shares outstanding, as shown below:

                                                 Three Months Ended              Nine Months Ended
                                           ------------------------------   ----------------------------
                                           November 22,      November 23,   November 22,    November 23,
                                              1998              1997           1998             1997
                                           ------------      ------------   ------------    ------------
Net loss                                     $(6,167)           $ (688)        $(8,364)        $(2,623)
Accretion on redeemable preferred stock          (48)               --             (48)             --
Dividends on redeemable preferred stock         (217)               --            (217)             --
                                             -------            ------         -------         -------
Net loss to common shareholders              $(6,432)           $ (688)        $(8,629)        $(2,623)
                                             =======            ======         =======         =======

COMPREHENSIVE INCOME

As of February 22, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the nine months ended November 22, 1998 and November 23, 1997, total comprehensive loss amounted to $8,411,000 and $2,636,000, respectively.

2. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method, or weighted average cost, which approximates FIFO. Inventories, net of reserves for excess and obsolete inventories of $138,000 and $98,000 at November 22, 1998 and February 22, 1998, respectively, comprise the following:

              (In thousands)
                                        November 22,     February 22,
                                           1998             1998
                                        ------------     -----------
              Raw materials               $  378            $ 568
              Work in process                  3                4
              Finished goods                 709                8
                                          ------            -----
                                          $1,090            $ 580
                                          ======            =====

3.  ACQUISITION OF DELTA COMPUTEC INC.

On September 1, 1998, the Company completed the acquisition of Delta CompuTec Inc ("DCI"). DCI provides management and consulting services, as well as services that include network design, installation and maintenance. The Agreement and Plan of Merger ("Merger Agreement") provided for the payment of $3.4 million in exchange for all of the outstanding shares of DCI at the time of closing, and a net payment of DCI's then outstanding debt in the amount of $4.6 million. Under the Merger Agreement, DCI became a wholly-owned subsidiary of Alpha Micro. The acquisition was accounted for as a purchase and is reflected in the pro forma information below based upon available information and upon certain assumptions that the Company believes are reasonable in the circumstances. The Company's initial purchase price allocation is preliminary and subject to change as the Company obtains all the information necessary to complete the allocation process.

The pro forma financial information below reflects the acquisition of DCI and the related purchase price financing through the sale of redeemable preferred stock, warrants and term loan borrowings as if the acquisition occurred at the beginning of the period presented below.

                                             Nine-month          Nine-month
                                            period ended        period ended
                                          November 22, 1998   November 23, 1997
                                          -----------------   -----------------
         Revenue                               $27,586            $23,948
                                               =======            =======
         Net loss                              $(8,002)           $(1,847)
                                               =======            =======
         Basic and diluted net loss
            per common share                   $ (0.79)           $ (0.23)
                                               =======            =======

4. ACQUISITION TERM LOAN

A portion of the DCI acquisition was financed with $1.0 million of cash proceeds under a four-year term loan provided by its bank. The term loan facility provides for interest to be payable at the bank prime rate plus 2.5% (11% as of the acquisition date) and is subject to certain financial covenants including tangible net worth, debt to tangible net worth and quick ratio minimum requirements.

5. SALE OF PREFERRED STOCK AND WARRANTS

In addition to the $1.0 million of cash proceeds provided under a four year bank term-loan (see above), the acquisition of DCI was financed with $8.0 million obtained under a Securities Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, ING Equity Partners II, L.P. ("ING") agreed, subject to certain conditions, to invest up to $20 million in redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") of the Company. The Purchase Agreement provides for the purchase of Redeemable Preferred Stock, Voting Preferred Stock, and Warrants by ING in three tranches of $8 million, $7 million, and up to $5 million, respectively. The first tranche was completed concurrent with the acquisition of DCI and the second tranche was funded on October 20, 1998 after shareholder approval. The Redeemable Preferred Stock was initially recorded net of $1,754,000, which is the estimated fair value of the warrants issued, determined through independent appraisal, and direct costs associated with issuance aggregating approximately $374,000. The difference between the initial carrying value of the Redeemable Preferred Stock of $12,872,000 and $15,000,000 is being accreted through periodic charges to accumulated deficit. Such accretion aggregated $48,000 during the periods ended November 22, 1998.

Dividends are payable on the Redeemable Preferred Stock purchased by ING at an initial 9% cumulative annual dividend rate, which increases to 11% on July 1, 2000 and thereafter increases an additional 1% annually. Dividends aggregating $217,000 were charged, of which $58,000 was paid, to accumulated deficit for the periods ended November 22, 1998.

In connection with ING's $15 million investment in Redeemable Preferred Stock, ING was granted warrants to purchase 5,833,188 shares of the Company's common stock for $2.50 per share. If the Company elects to close the third tranche, subject to certain conditions, ING will invest up to an additional $5 million, the proceeds from which must be used for certain acquisitions. In such event, ING will be granted warrants to purchase for $2.50 per share additional shares of common stock which, together with previously issued warrants will total up to 8,753,626 shares. The third closing must occur, if at all, on or before June 30, 1999.

There is no assurance that the third tranche of the ING transaction will be consummated. If the Company elects to redeem the Redeemable Preferred Stock prior to June 30, 2000, the shares purchasable pursuant to the Warrants will be reduced by approximately 600,000 shares, assuming all three tranches are closed.

6. OPERATING CHARGES

Significant to the comparative results of operations are charges totaling $4,615,000 in the most recent quarter. These charges are comprised of the following: (i) $2,230,000 to write-down impaired tangible and intangible assets from non-core business acquired prior to 1998 to their estimated fair values based on estimated cash flows, and write-down of accounts receivable related to non-core operations, (ii) $910,000 to write-down impaired fixed assets and inventory related to end-of-life proprietary product lines to their estimated fair values, (iii) $749,000 related to software products obsolesced by the introduction of new products, (iv) $379,000 resulting from the write-off of notes receivable from previously sold assets and subsidiaries, (v) $256,000 of indirect financing costs related to the sale of redeemable preferred stock and warrants and the expensing of previously capitalized costs associated with abandoned acquisitions, and (vi) $91,000 in write-offs of costs related to Year 2000 issues and adjustments of warranty and other liabilities. The table below summarizes where these charges have been recognized on the statement of operations for the periods ended November 22, 1998 (in thousands):

                                     Cost of    Operating   Impairment
                                      Sales      Expenses     Charge       Other       Total
                                     -------    ---------   ----------    -------     -------
Impairment of tangible and
  intangible assets                   $ 147       $ 495       $ 1,588      $ --       $2,230
Write-down of fixed assets and
  inventory                              60          --           850        --          910
Software obsolescence                   666          83            --        --          749
Loss on sale of assets and
  subsidiaries                           --          --            --       379          379
Indirect financing costs                 --         256            --        --          256
Year 2000 issues and operating
  expenses                               25          66            --        --           91
                                      -----       -----       -------      ----       ------
    Total                             $ 898       $ 900       $ 2,438      $379       $4,615
                                      =====       =====       =======      ====       ======

7. CONTINGENCIES

The Company's current involvement with litigation is as follows:

In December 1995, Phoenix Marketing, Inc. d.b.a. Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. The case was consensually settled, with the settlement funded entirely by the Company's insurance carrier.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995 (the "Reform Act")) and information relating to Alpha Microsystems (the "Company" or "Alpha Micro") that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of Alpha Micro, and the Company intends that such forward-looking statements be subject to the safe harbors created by the Reform Act. These forward looking statements include (i) revenues to be recognized from contracts with Ingram Micro, Tech Data Corporation and ATS Money Systems; (ii) the Company's ability to fund its acquisition strategy; and (iii) the discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The forward-looking statements are dependent on a number of factors, including (i) the economic and competitive environment of the computer maintenance and information technology ("IT") support services industry in general, and in the Company's specific market areas, (ii) its ability to identify acquisition candidates, (iii) the Company's ability to successfully integrate acquired operations with its existing operations, (iv) the Company's ability to develop, produce, and market products and services that incorporate new technology, are priced competitively, and achieve significant market acceptance, (v) whether the Company's products and IT Services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (vi) changes in the cost of IT Services (vii) the Company's ability to deliver commercial quantities of new products in a timely manner, (viii) the Company's ability to manage risks associated with its operating strategies, (ix) changes in the Company's operating strategy and capital expenditure plans, (x) the Company's ability to manage its expenses commensurate to its revenues, and (xi) the Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, that could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review and (xii) other factors. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking information included herein. The inclusion of such information should not be regarded as a representation by the Company, or any other person that the objectives or plans of the Company will be achieved.

SUMMARY

The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three- and nine-month periods ended November 22, 1998 and November 23, 1997:

                                                            RELATIONSHIP TO NET SALES
                                        --------------------------------------------------------------
                                             Three Months Ended                Nine Months Ended
                                        -----------------------------    -----------------------------
                                        November 22,     November 23,    November 22,     November 23,
                                            1998             1997            1998             1997
                                        ------------     ------------    ------------     -----------
Net sales:
  IT Service                                86.8%            65.8%            82.0%            67.3%
  Product                                   13.2             34.2             18.0             32.7
                                           -----            -----            -----            -----
     Total net sales                       100.0            100.0            100.0            100.0

Cost of sales                               92.4             70.7             87.8             70.8
                                           -----            -----            -----            -----
Gross margin                                 7.6             29.3             12.2             29.2
                                           -----            -----            -----            -----

Selling, general and
  administrative expense                    40.1             37.0             34.4             41.3
Engineering, research and
  development expense                        4.1              7.0              5.0              7.7
Impairment of long-lived assets             26.8               --             12.1               --
Interest (income) expense, net               0.3             (1.2)             0.2             (1.7)
Other (income) expense, net                  4.2             (0.1)             1.8              0.2
                                           -----            -----            -----            -----
Loss before taxes                          (67.9)           (13.4)           (41.3)           (18.3)
Provision for income taxes                    --               --               .1              0.1
                                           =====            =====            =====            =====
Net loss                                   (67.9)%          (13.4)%          (41.4)%          (18.4)%
                                           =====            =====            =====            =====

GENERAL

During the most recent quarter, the Company substantially expanded its information technology ("IT") operations with the acquisition of Delta CompuTec
(DCI), which was financed by a bank term loan and the sale of redeemable preferred stock and warrants. Additionally, the Company's IT Service organic growth continued with the addition of a new distributor warranty service agreement with Tech Data Corporation. Revenues from the Tech Data agreement, as well as from agreements signed earlier this year with Ingram Micro and ATS Money Systems, are expected to be realized in future operating periods. However, the current period results of operations were negatively impacted as additional IT Service costs of sales were incurred without significant related revenues. Also during the current quarter, the Company resolved to focus on its core business competencies within IT Services while pursuing strategic options surrounding its AlphaCONNECT technology, including a strategic partnership, a spin-off from the parent company, or the sale of the technology.

The Company had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5,446,000, during the third quarter ended November 22, 1998, compared to a negative EBITDA of $266,000 during the same period of the prior fiscal year. The Company had negative EBITDA of $6,595,000, for the nine-month period ended November 22, 1998, compared to a negative EBITDA of $1,610,000 during the same period of the prior fiscal year.

Significant to the comparative results of operations are charges totaling $4,615,000 in the most recent quarter. These charges are comprised of the following: (i) $2,230,000 to write-down impaired tangible and intangible assets from non-core business acquired prior to 1998 to their estimated fair values based on estimated cash flows, and write-down of accounts receivable related to non-core operations, (ii) $910,000 to write-down impaired fixed assets and inventory related to end-of-life proprietary product lines to their estimated fair values, (iii) $749,000 related to software products obsolesced by the introduction of new products, (iv) $379,000 resulting from the write-off of notes receivable from previously sold assets and subsidiaries, (v) $256,000 of indirect financing costs related to the sale of redeemable preferred stock and warrants and the expensing of previously capitalized costs associated with abandoned acquisitions, and (vi) $91,000 in write-offs of costs related to Year 2000 issues and adjustments of warranty and other liabilities. The table below summarizes where these charges have been recognized on the statement of operations for the periods ended November 22, 1998 (in thousands):

                                     Cost of    Operating   Impairment
                                      Sales      Expenses     Charge       Other       Total
                                     -------    ---------   ----------     -----      -------
Impairment of tangible and
  intangible assets                   $ 147       $ 495       $ 1,588       $ --      $ 2,230
Write-down of fixed assets and
  inventory                              60          --           850         --          910
Software obsolescence                   666          83            --         --          749
Loss on sale of assets and
  subsidiaries                           --          --            --        379          379
Indirect financing costs                 --         256            --         --          256
Year 2000 issues and operating
  expenses                               25          66            --         --           91
                                      -----       -----       -------      -----      -------
    Total                             $ 898       $ 900       $ 2,438      $ 379      $ 4,615
                                      =====       =====       =======      =====      =======

Also significant to the comparative results of operations is net interest expense. During the three- and nine-month periods ended November 22, 1998, the Company incurred net interest expense of $26,000 and $34,000 in each of the periods, as compared to net interest income during the three and nine months ended November 23, 1997 of $60,000 and $235,000, respectively. Accordingly, the change in net interest expense during the most recent three- and nine-month periods increased net loss by $86,000 and $269,000, respectively.

RESULTS OF OPERATIONS

Net Sales

Total net sales increased $5,950,000, or 41.7 percent, to $20,218,000 for the nine-month period ended November 22, 1998 from $14,268,000 for the nine-month period ended November 23, 1997. Net sales increased $3,965,000, or 77.5 percent, to $9,083,000 for the three-month period ended November 22, 1998 from $5,118,000 for the three-month period ended November 23, 1997. The increase in total net sales is due to increases in IT Service revenues, offset by declines in product sales.

IT Services Sales

IT Service revenue increased $6,965,000, or 72.5 percent, to $16,574,000 during the most recent nine-month period over the respective prior fiscal period, and increased $4,513,000 or 133.9 percent, to $7,883,000 during the most recent three-month period over the respective prior fiscal period. The nine- and three-month revenue increases include $3,568,000 from the DCI acquired operations and $2,202,000 and $654,000, respectively, attributable to non-core businesses, not included in the prior periods. The balance of the revenue increase during the nine- and three-month periods of $1,195,000 and $291,000, respectively, is attributable to organic growth.

Product Sales

Total product revenues during the comparable nine-month periods declined $1,015,000, or 21.8 percent, to approximately $3,644,000 from approximately $4,659,000. Total product revenues during the comparable three-month periods declined $548,000, or 31.4 percent, to approximately $1,200,000 from approximately $1,748,000. While both domestic and European product sales declined, a majority of the decline was due to the loss of sales to a large European customer, which represented in the past a significant portion of the Company's product revenues. No assurances can be made as to future product sales levels whether domestic or international.

Gross Margin

Total gross margin for the Company for the first nine months of fiscal 1999 decreased to 12.2 percent compared to 29.2 percent during the same period last year, and for the most recent three months of fiscal 1999 decreased to 7.6 percent compared to 29.3 percent during the same period last year.

IT Service Gross Margin

IT Services gross margin declined to 13.3 percent for the nine-month period ended November 22, 1998, from 28.0 percent during the same period in the prior year and declined to 15.1 percent for the three-month period ended November 22, 1998, from 27.1 percent during the same period in the prior year. The principal factor contributing to the margin decline during the periods is the inclusion of negative gross margins from non-core operations acquired prior to 1998 resulting in approximately a 7.0 percent decrease during the nine-month period and a 5.0 percent decrease during the three-month period. Additionally, the gross margin was negatively impacted during the nine- and three-month periods due to increased depreciation related to other IT Service business acquisitions and increased operating costs related to new IT Service contracts, for which no significant service revenue was recognized. Due to the continuing shift from proprietary to third-party IT Services, the Company does not expect gross margins to return to historic levels.

Product Gross Margin

Product gross margin during the nine- and three-month periods declined to 6.8% and (41.8)%, respectively, compared to 31.7% and 33.6% for the comparable prior fiscal year periods. The decline is primarily due to a software obsolescence charge of $666,000. The product margin decline is also due to both a reduction in sales volume and increases in inventory reserves.

Selling, General and Administrative

Selling, general and administrative expenses increased $1,055,000 to $6,950,000 for the nine-month period ended November 22, 1998, compared to $5,895,000 for the nine-month period ended November 23, 1997, and increased $1,743,000 to $3,640,000 from $1,897,000 for the comparable three-month periods. The increase in costs for both of these periods is primarily due to (i) additional general and administrative costs and goodwill amortization associated with the DCI acquisition; and (ii) increased accounts receivable reserves related to non-core businesses. These increases were partially off-set by reduced spending related to the AlphaCONNECT internet technology. The third quarter of the current year also includes expenditures made in support of the Company's organic IT Service growth plan and the development of the Company's new website.

Research and Development

Research and development expenses (which include engineering support and services) incurred for the nine-month period ended November 22, 1998, decreased by $90,000 to $1,011,000 from $1,101,000 during the same period in the prior fiscal year. Research and development expenses as a percentage of product sales increased to 27.7 percent for the nine months just ended from 23.6 percent during the comparable period in the prior fiscal year.

Other Expense

Other expense for the quarter and nine months ended November 22, 1998 includes $379,000 of expense related to the write-down of notes receivable arising from previously sold assets and subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 22, 1998, the Company's working capital increased $413,000 from $4,333,000 at February 22, 1998 to $4,746,000. This increase reflects $10,103,000 of net cash generated from financing activities, offset by: $4,145,000 of cash used to acquired IT Service companies; $233,000 of cash used for software capitalized, including the further development of the Company's AlphaCONNECT technology; $1,428,000 of working capital to acquire equipment, including the further implementation of the Company's new integrated information system, and equipment purchases to support new service capabilities; and the remaining decrease due primarily to cash used by operations of which $1.2 million is attributable to an increase in accounts receivable.

The Company believes that its current cash position, augmented by future operating activities, and working capital available through its Imperial Bank revolving credit facility, will provide sufficient resources to finance its working capital requirements through at least December 31, 1999. Advances under the bank facility are subject to availability based on eligible accounts receivable and certain financial covenants, including tangible net worth, debt to tangible net worth and quick ratio minimum requirements. In order to fund its acquisition strategy, the Company expects that additional capital will be necessary. The Company's agreement with ING Equity Partners II, L.P. provides up to an additional $5 million as an equity investment, subject to certain conditions. The Company is also pursuing additional financing from other sources to support its acquisition strategy, although there can be no assurances that any financing will be available on acceptable terms. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional proprietary business; the success, timing, and amount of investment required to penetrate the Internet/intranet markets; service revenue growth or decline; and potential acquisitions.

YEAR 2000 COMPLIANCE

Background

Most pre-1998 computers, software, and other equipment which utilizes programming code contains calendar year data that is abbreviated to only two digits. As a result of these design decisions, many of these systems could fail to operate or fail to produce correct results if "00" is not interpreted to mean 2000. These problems may not be fully recognized, either as to frequency or severity until the year 2000 arrives. These problems are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

Assessment

The Year 2000 Problem affects certain of the computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has undertaken a review of its internal computer programs and systems so that its programs and systems will be Year 2000 compliant. The Company presently believes that its necessary and essential computer systems, software and equipment will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

Software Sold to Customers

The Company has been engaged for some time in the process of identifying and resolving potential Year 2000 Problems with the software products which it has developed and currently markets. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products will be identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

Internal Infrastructure

The Company is engaged in reviewing its major computers, software applications, and related equipment used in connection with its internal operations for Year 2000 Problems; however, the majority of the computer programs used by the Company are off-the-shelf, recently developed programs from third-party vendors. The Company is in the process of obtaining assurances from such vendors as to the Year 2000 compliance of their products. Although some vendors make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized by the Company will not be affected. The Company intends to continue confirming with vendors, testing, replacing or enhancing its internal applications to ensure that risks related to such software are minimized. This process is expected to be completed in mid-1999.

Systems Other than Information Technology Systems

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations and anticipates that this process will be completed by mid-1999. These estimates are being monitored and will be revised as additional information becomes available.

Suppliers

The Company has initiated communications with third party suppliers of products or services used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving any Year 2000 Problems. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will not be impacted by any significant Year 2000 Problems experienced by its suppliers, there can be no assurance that their suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

Most Likely Consequences of Year 2000 Problems

The Company expects to identify and resolve the Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been or will be identified or corrected. The number of devices that are affected and the interactions among these devices are simply too numerous. In addition, accurate predictions of Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of such failures cannot be made. As a result, management expects that the Company could likely suffer the following consequences:

1. a number of operational inconveniences and inefficiencies for the Company and its clients that may consume management's time and attention as well as financial and human resources normally devoted to its ordinary business activities; and

2. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

Costs

The Company has thus far performed the analysis described above using existing personnel. The Company does not separately track internal costs incurred in connection with analysis, investigation and implementation of Year 2000 compliance plans.

Contingency Plans

The Company is currently in the process of developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the second quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise, development of manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

In December 1995, Phoenix Marketing, Inc. d.b.a. Electronic Business Systems, Inc., in response to the Company's collection efforts for a past due account, filed an amended cross-complaint alleging damages of $3,200,000 for defective merchandise, loss of business reputation and loss of future business. The case was consensually settled, with the settlement funded entirely by the Company's insurance carrier.

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders of Alpha Microsystems was held on October 15, 1998. At the Annual Meeting, all of management's nominees for directors listed in the Proxy Statement were elected and there was no solicitation in opposition to such nominees. Voting was as follows:

                                                          WITHHOLD
               DIRECTORS                     FOR         AUTHORITY     ABSTAIN
               ---------                 ----------      ---------     -------
               Clarke E. Reynolds        12,437,772        91,921        N/A

               Douglas J. Tullio         12,432,672        97,021        N/A

               Rockell N. Hankin         12,453,622        76,071        N/A

               Carlos D. De Mottos       12,451,872        77,821        N/A

               Benjamin P. Giess         12,450,272        79,421        N/A

               Richard E. Mahmarian      12,450,722        78,971        N/A

The proposal to ratify the appointment of Ernst & Young LLP, as independent auditors of the Company and its subsidiaries for the year ending February 28, 1999 was approved, receiving 12,428,210 votes for approval and 52,965 votes against approval, with 48,518 abstentions. The proposal to approve the issuance of certain warrants to purchase Common Stock which, upon exercise thereof, would represent twenty percent (20%) or more of the outstanding shares of Common Stock, together with the issuance of certain voting preferred stock granting the holder thereof voting rights equivalent to the voting rights of the shares issuable upon exercise of the warrants, which approval is necessary in order to meet the continued listing requirements for the Common Stock on Nasdaq, was approved, receiving 4,165,979 votes for approval, 347,460 votes against approval and 96,409 abstentions. The proposal to amend the Articles of Incorporation to increase the authorized number of shares of Common Stock was approved, receiving 12,019,682 votes for approval, 422,966 votes against approval and 87,045 abstentions. The proposal to approve the 1998 Stock Option and Award Plan was approved, receiving 6,191,218 votes for approval, 499,026 votes against approval and 101,052 abstentions.

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

        A Current Report on Form 8-K/A-2 was filed by the Company on October 6, 1998.

        A Current Report on Form 8-K was filed by the Company on October 26, 1998 regarding a security sales transaction with ING Equity Partners II, L.P.

        A Current Report on Form 8-K was filed by the Company on December 29, 1998 regarding the adoption of a new fiscal year based on a calendar year-end.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               ALPHA MICROSYSTEMS
                                                  (Registrant)

Date: January 6, 1999                          By: /s/ Douglas J. Tullio
                                                   -----------------------------
                                                   President and
                                                   Chief Executive Officer

Date: January 6, 1999                          By: /s/ Jeffrey J. Dunnigan
                                                   -----------------------------
                                                   Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Number                Description of Documents
------                ------------------------

 3.5   Amendments to Restated Bylaws of Registrant dated August 3, 1998

 3.6 Certificate of Amendment to Articles of Incorporation of Registrant dated October 15, 1998

 4.7 Warrant to Purchase Common Stock issued to Princeton Securities dated October 20, 1998

10.69  Alpha Microsystems 1998 Stock Option and Award Plan

10.70 Form of Incentive Stock Option Agreement for use in connection with 1998 Stock Option and Award Plan

10.71 Form of Nonemployee Director Non-Qualified Stock Option Agreement to be used in connection with 1998 Stock Option and Award Plan

10.72 Form of Nonemployee Director Non-Qualified Stock Option Agreement in Lieu of Cash Compensation for Prior Services for use in connection with 1998 Stock Option and Award Plan

10.73 Form of Non-Qualified Stock Option Agreement for use in connection with 1998 Stock Option and Award Plan

10.74 Form of Non-Qualified Stock Option Agreement issued in connection with the acquisition of Delta Computec, Inc.

10.75 Indemnification Agreement by and between Registrant and Carlos D. De Mattos dated December 17, 1998

10.76 Indemnification Agreement by and between Registrant and John T. DeVito dated December 17, 1998

10.77 Indemnification Agreement by and between Registrant and Benjamin P. Giess dated December 17, 1998

10.78 Indemnification Agreement by and between Registrant and Sam Yau dated December 17, 1998

27.    Financial Data Schedule