Form 10-Q/A
period 1998-08-23
ALPHA MICROSYSTEMS
filed 1999-02-11
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  AMENDMENT #1
                                       TO
                                  FORM 10-Q/A


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

                                                                  RELATIONSHIP TO NET SALES
                                                  -------------------------------------------------------
                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  -------------------------     -------------------------
                                                  AUGUST 23,     AUGUST 24,     AUGUST 23,     AUGUST 24,
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
Net sales:
  IT Service                                          81.3 %         69.0 %         78.1 %         68.0 %
  Product                                             18.7           31.0           21.9           32.0
                                                     -----          -----          -----          -----
     Total net sales                                 100.0          100.0          100.0          100.0
Cost of sales                                         85.4           69.8           84.1           70.8
                                                     -----          -----          -----          -----
Gross margin                                          14.6           30.2           15.9           29.2

Selling, general and administrative expense           30.0           40.2           29.7           43.7
Engineering, research and development
    expense                                            5.8            8.3            5.7            8.1
Interest (income) expense, net                         0.1           (1.7)           0.1           (1.9)
Other (income) expense, net                           (0.2)           0.7             --            0.3
                                                     -----          -----          -----          -----
Loss before taxes                                    (21.1)         (17.3)         (19.6)         (21.0)
Net loss                                             (21.1)%        (17.3)%        (19.7)%        (21.1)%
                                                     =====          =====          =====          =====


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

Additionally, the Company continued its AlphaCONNECT development and marketing efforts. While revenues during the most recent quarter have not been significant, the Company recently introduced the AC Knowledge Management Suite and delivered a customized beta version of that product to Microsoft for use in its internal executive intranet. Costs related to the Company's internet business approximated $290,000 ($250,000 excluding capital expenditures) for the quarter ended August 23, 1998 and $550,000 ($450,000 excluding capital expenditures) for the six-months period then ended.

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

YEAR 2000 COMPLIANCE

Background
Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

Assessment
The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

Software Sold to Consumers
The Company is in the process of identifying and resolving all potential Year 2000 Problems with any of the software products which it develops and markets. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products will be identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

Internal Infrastructure
The Company believes that its major computers, software applications, and related equipment used in connection with its internal operations are not subject to significant Year 2000 problems, because the majority of the computer programs used by the Company are off-the-shelf, recently developed programs from third-party vendors. The Company is in the process of obtaining assurances from such vendors as to the Year 2000 compliance of their products. Although some vendors make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized by the Company will not be affected. The Company intends to continue confirming with vendors, testing, replacing or enhancing its internal applications to ensure that risks related to such software are minimized. This process is expected to be completed in mid-1999.

Systems Other than Information Technology Systems
In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

Suppliers
The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

Most Likely Consequences of Year 2000 Problems
The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

2. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

Contingency Plans
The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the second quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations. Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALPHA MICROSYSTEMS
                                         (Registrant)


Date:    February 11, 1999            By: /s/  Douglas J. Tullio
                                          ----------------------
                                          President and Chief Executive Officer



Date:    February 11, 1999            By: /s/  Jeffrey J. Dunnigan
                                          ------------------------
                                          Vice President and Chief Financial
                                          Officer