Form 10-KT
period 1998-12-31
ALPHA MICROSYSTEMS
filed 1999-03-29
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                                       or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from February 23, 1998 to December 31, 1998

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

                             Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of its common stock on March 12, 1999 on the Nasdaq National Market, a date within 60 days prior to the date of filing, was $61,353,425.

As of March 12, 1999, there were 11,548,880 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days after the close of the registrant's transition period ended December 31, 1998, are incorporated by reference in Part III of this Transition Report on Form 10-K.

PART I

                                INTRODUCTORY NOTE

This Transition Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include statements relating to
(i) the market acceptance of the Company's products, including its AlphaCONNECT internet and intranet technology, and Information Technology ("IT") services,
(ii) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities, (iii) anticipated competition, (iv) completion of complementary acquisitions and alliances, and (v) any future performance, achievements of the Company, or industry results expressed or implied by such forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Forward-looking statements included herein regarding the actual results, performance and achievements of the Company are dependent on a number of factors. The Company's ability to pursue companies that provide strategic platforms on which to leverage future growth is dependent on (i) the economic and competitive environment of the computer maintenance and IT support services industry in general, and in the Company's specific market areas, (ii) its ability to identify acquisition candidates, (iii) the availability of, and terms of, financing to fund the anticipated growth of the Company's business, and (iv) its ability to successfully integrate acquired operations with its existing operations. The Company's ability to execute internet/intranet technology and marketing agreements with key companies and its ability to derive internet/intranet revenues from the sale of product, licensing of technology, or revenue sharing relationships is dependent on (i) the Company's ability to develop, produce, and market products and services that incorporate new technology, are priced competitively, and achieve significant market acceptance, (ii) whether the Company's products and IT services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (iii) the Company's ability to deliver commercial quantities of new products in a timely manner, (iv) the Company's ability to manage risks associated with its internet operating strategies, (v) changes in the Company's operating strategy and capital expenditure plans, and
(vi) the economic and competitive environment of the internet/intranet industry in general. The Company's ability to expand the service segment through new service contracts, expansion of time and materials servicing, and alliances with third-party IT service providers, to realize revenues from existing service contract alliances and to develop opportunities to service products manufactured by third parties is dependent on (i) the Company's ability to develop, produce, and market services that are priced competitively, (ii) whether the Company's IT services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence,
(iii) changes in the cost of IT services, (iv) the Company's ability to manage risks associated with its IT services operating strategies, (v) changes in the Company's operating and capital expenditure plans, and (vi) the Company's ability to manage its expenses commensurate to its revenues.

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

The Company, which previously operated under a fiscal year end ending the last Sunday in February, has adopted a calendar year end. To the extent comparisons of the ten-month period ending December 31, 1998 are made to the same period of prior fiscal years, the amounts for such prior periods have been derived from previously reported results for the first three fiscal quarters of such year plus one-third of the last quarter of such year and are unaudited.

ITEM 1. BUSINESS

Alpha Microsystems (the "Company" or "Alpha Micro"), also currently doing business as AlphaServ.com, is a California corporation with its principal offices located at 2722 South Fairview Street, Santa Ana, California 92704 (telephone number 714-957-8500). The Company provides information technology products (including products for the internet and intranet markets) and IT services (including consulting, hardware maintenance, technical support and network administration and integration) to a variety of market segments. The Company provides these services through its more than 65 locations throughout North America.

This Transition Report on Form 10-K refers to various trademarks of the Company and certain trademarks of other companies. All products and services are trademarks or registered trademarks of their respective holders.

GENERAL DEVELOPMENT OF BUSINESS

The Company, which was incorporated under California law on March 17, 1977, is a supplier of IT services and products. The Company historically had two principal lines of business: (1) the sale of computer and networking hardware and software products, and (2) the service of its own and third-party hardware and software products as well as installation, training, and consulting services. As a result of the intensely competitive nature of the computer hardware industry and the migration toward open system environments and away from proprietary systems such as those primarily sold by the Company, the Company has in the last several years refocused its efforts. Today, while it continues to market hardware products, its focus is on its IT services business and the development and marketing of AlphaCONNECT, an internet and intranet technology.

On February 27, 1998, the Company acquired the ongoing IT service contracts and certain related assets of M & J Technologies, Inc. ("M & J") for an estimated purchase price of $950,000. The purchase price, which is contingent on future annualized revenues, is to be paid over 18 months, with 50% of the purchase price paid on the closing date of the acquisition. The acquisition was accounted for as a purchase.

On September 1, 1998, the Company completed the acquisition of Delta CompuTec Inc. ("DCI"). DCI provides management and consulting services, as well as services that include network design, installation and maintenance. The Agreement and Plan of Merger ("Merger Agreement") provided for the payment of $3.4 million in exchange for all of the outstanding shares of DCI at the time of closing, and a net payment of DCI's then outstanding debt in the amount of $4.6 million. Under the Merger Agreement, DCI became a wholly-owned subsidiary of Alpha Micro. The acquisition was accounted for as a purchase. To finance the acquisition of DCI and provide additional cash to the Company, the Company sold $15 million of redeemable exchangeable preferred stock.

These acquisitions were consistent with the Company's strategy to concentrate its resources on the IT services business and to develop and launch the AlphaCONNECT internet and intranet technology and software products. In 1998, IT service revenues accounted for 83.1% of total revenues and product sales accounted for 16.9% of total revenues, as compared to fiscal 1993, when IT service revenues accounted for 37.3% of total revenues and product sales accounted for 62.7% of total revenues.

The following table sets forth the percentage contribution to total company revenues of each of these principal lines of business for the periods indicated:

                                                    PERCENTAGE OF REVENUES
                        --------------------------------------------------------------------------------
                         TEN MONTHS ENDED        YEAR ENDED           YEAR ENDED           YEAR ENDED
                        DECEMBER 31, 1998    FEBRUARY 22, 1998    FEBRUARY 23, 1997    FEBRUARY 25, 1996
                        -----------------    -----------------    -----------------    -----------------
IT Service Revenues           83.1%                68.4%                62.2%                55.2%

Product Revenues              16.9%                31.6%                37.8%                44.8%

The Company in each of the last four years has sustained significant net losses and negative operating cash flows. Also during this time the Company divested certain operations, made significant investments in the development of its internet technology, and downsized its hardware operations, contributing to declines in net sales or results of operations. If the Company is to successfully execute its strategies discussed below, it will need to obtain outside financing and negotiate and successfully complete IT service business acquisitions. The Company is currently negotiating with several lending and investing institutions to finance its operating strategies and has to date obtained $3,000,000 bank debt facility and a remaining $5,000,000 commitment from ING Equity Partners II, L.P. under its Securities Purchase Agreement with ING Equity Partners. Borrowings under both the bank facility and Securities Purchase Agreement are subject to certain financial covenants and borrowing based requirements. While management believes it will be able to obtain additional sources of capital on acceptable terms, no assurances can be given that it will successfully do so.

INDUSTRY BACKGROUND

    IT SERVICE INDUSTRY BACKGROUND

The market for computer hardware maintenance and IT support services is large and growing. According to Dataquest, IT spending will rise to about $2 trillion by 2003, almost double the $1.2 trillion spent now. International Data Corporation ("IDC") expects the IT services market to grow from slightly more than $135 billion in 1998 to over $204 billion in 2002. While traditionally OEMs have garnered market share within the IT services market, the Company believes that independent, multi-vendor IT service providers such as the Company are taking market share from the OEMs faster than OEMs are contracting new business. The Company believes that this is occurring for several reasons including: (i) customers are looking for single-source providers who support multiple computer hardware and software platforms, (ii) multi-vendor providers such as the Company are viewed as being unbiased toward computer purchase decisions, and (iii) OEMs are increasingly outsourcing customer maintenance services (including warranty and post warranty IT services) and technical customer support (such as help desk services) to independents.

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

    INTERNET/INTRANET INDUSTRY BACKGROUND

A recent report from IDC said that corporate spending on internet-related technology is expected to hit $85 billion in the United States alone in 1999. Worldwide internet technology spending will climb to $203 billion by 2002, according to the analyst firm.

IDC estimated that e-commerce activities are fueling internet-related IT spending. Worldwide in 1998, the research firm said there were approximately 150 million World Wide Web users, and by 2003, there would be 500 million, representing 2 new users per second. Nearly $900 billion in goods and services will be purchased via the internet by 2003, according to IDC.

Technology and online commerce are only components of the internet pie. According to IDC, companies are investing significant resources in strategic internet technologies to streamline business processes. Investing so heavily, IDC says, that by 2003, $1.5 trillion will be spent on technology deployment, marketing and sales, professional services, content creation, education and training, and other peripheral costs. IDC believes new internet information technologies are in demand as companies seek to reduce costs, enhance productivity, as well as remain competitive. In addition, IDC believes companies are looking at return on information as a measurable value behind investment in the internet. The proliferation of information caused by the very efficiencies of the internet has become in many aspects unmanageable; however, given the importance of information to any organization, the ability to successfully manage it is critical. The Company believes that its AlphaCONNECT technology delivers added value to the one of the most critical aspects of the internet, information management.

STRATEGY

    IT SERVICE STRATEGY

Alpha Microsystems' business strategy for its IT services operation is to grow through (i) employing internet technologies to enhance IT Services and to further its competitive advantage with the use of its unique AlphaCONNECT technology, (ii) completing complementary acquisitions and alliances focused primarily on enhancing its network management and integration professional services, and (iii) leveraging existing infrastructure. The fundamental elements of this business strategy are as follows:

    EMPLOYING INTERNET TECHNOLOGIES TO ENHANCE IT SERVICES

The Company is committed to achieve superior IT Services by employing internet technologies, including its internally developed and patent pending AlphaCONNECT technology. The Company believes that internet related technologies can significantly enhance customer service by providing its customers with greater access to services, improved feedback on the status of individual service calls and increasing operating efficiencies. Further, the Company believes that its AlphaCONNECT technology provides a unique advantage over its competitors. For example, the Company's ServiceTrak product allows customers, using the browser of their choice, to track the current status of individual sales calls over the web.

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

    LEVERAGE THE EXISTING INFRASTRUCTURE

Over the past several years, the Company has built an IT services infrastructure serving all major and secondary cities in the United States and Canada. The Company believes that through its over 65 locations and approximately 335 service personnel, it has a competitive advantage over the majority of other IT service companies, which tend to have only a local or regional presence. This national presence provides the Company with the ability to expand services offered by acquired local and regional IT services companies to a national level. Further, the Company's national presence reduces the need for customers of acquired companies to maintain service contracts with many different IT service providers across the United States and Canada, and it also enhances internal growth of acquired companies by bringing in-house IT services that were previously out-sourced due to local or regional operating constraints.

    INTERNET/INTRANET STRATEGY

To date, the Company has established agreements with several key companies within the internet technology industry including General Magic, PC Quote, Zacks Investment Research, Cybernet Data Systems, Inc., Market Guide, and others. The agreements range from customized technology projects to marketing alliances. The Company expects to continue to execute technology and marketing agreements with key companies, as well as innovate additional strategies to keep pace with the fast changing market. Some of these strategies are anticipated to expand the integration of the AlphaCONNECT technology with third-party products and/or services currently being developed or marketed today. No assurance can be given that any of these strategies will be successfully implemented.

Due to the uniqueness of the AlphaCONNECT technology, the Company is also exploring structural changes to the organization in its continuing effort to maximize shareholder value. The Company has hired investment bankers to assist in evaluating various strategic options related to AlphaCONNECT, including a strategic partnership, a spin-off from the parent company, or the sale of the technology.

SERVICES OPERATION

The Company maintains service operations that employ approximately 335 service personnel in North America to provide service and technical support to the Company's customers and certain dealers. The Alpha Microsystems Services Operation ("AMSO") provides multi-vendor hardware and software maintenance and repair services throughout the United States and Canada via a network of over 65 field offices linked to a national dispatch and advisory center. Through the Alpha Micro Technical Assistance Center, the Company responds to questions from dealers and end-users around the world via electronic and telephone communications channels. The Company intends to expand the service segment of its business through new service contracts, expansion of time and materials servicing, and alliances with third-party IT service providers, although no assurances can be given that the Company will be successful in expanding its services operation above current levels.

While divestitures have decreased overall service revenues, AMSO's contribution to the Company's operations has increased over the past years relative to the decline in product revenues. On a worldwide basis, revenues from service operations represented 83.1%, 68.4% and 62.2% of total revenues for the ten months ended December 31, 1998 and the fiscal years ended February 22, 1998 and February 23, 1997, respectively. AMSO continues to develop opportunities to service selected products manufactured by third parties in an effort to more fully exploit the Company's service capabilities. AMSO's services also include the design and installation of computer networks. Other professional services offered by AMSO include consulting services related to site preparation work, such as electrical power and cabling analysis; air conditioning, humidity and static electricity problems; and lightning protection for computer systems.

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

Using AlphaCONNECT technology, information can be gathered through the use of TCP/IP (internet) protocols, including HTTP, HTTPS, FTP, SMTP and others. ODBC support allows most databases to be accessed and MAPI is supported for corporate e-mail. AlphaCONNECT can tie into additional protocols as needed. AlphaCONNECT's broad communications abilities allow it to acquire information from a diverse number of sources and to transmit data to an equally broad variety of destinations. The data AlphaCONNECT can acquire, manipulate and deliver include text, HTML, XML, SGML, structured records, and many types of image, audio and video data. Acquired information can be converted into many forms including text, HTML, XML, SGML and database records. AlphaCONNECT can also send data directly to specific target applications. Many popular office automation applications for Windows are supported, including word processors, spreadsheets, contact managers and database managers. Information can be delivered to workstations, servers, inboxes, faxes, pagers and PDAs.

AlphaCONNECT is the underlying technology found in several applications developed and released by the Company including:

* AC Enterprise - a corporate portal which unifies both public (including Internet) and corporate information and integrates it into the user's favorite application

* AC Spotlight - identifies and collects unstructured data from the Internet and transforms it into actionable information

* AC Convert & Apply - software that transforms various types of data from the Internet, legacy systems, network PCs and servers, into existing systems or services

* AlphaCONNECT StockVue 99 - a desktop application that uses intelligent agents to provide custom delivery of financial data from the Internet such as stock and mutual fund quotes, news, charts and SEC filings. Ready-tailored for OEMs or end users, StockVue 99 now includes BusinessVue, an agent application that provides users custom delivery of corporate and business information on specific companies from the internet.

AlphaCONNECT technologies provide the necessary components for additional client, Internet and enterprise applications, and can be integrated with other software products and environments. The Company has executed several business-to-business technology agreements whereby the Company has agreed to customize its AlphaCONNECT technologies for OEMs, ISVs, Internet portals (or Internet sites) and other third-party vendors. AlphaCONNECT technology implementations for third parties include agreements with vendors such as Microsoft Corp., Matthews Studio Equipment, Interactive Search, Inc. (I-Search), General Magic, Inc., PC Quote, Inc., Cybernet Data Systems, Inc., and AccountingNet.

    HARDWARE

The Company supports its customers with personal computer products through its AlphaDirect program, through which the Company markets third-party PC and peripheral products, as well as its proprietary family of AM Series computer systems that is based primarily on the Motorola 680XX and Coldfire families of microprocessors.

The AM Series consists of the Eagle family of small business computer systems at the low- to mid-range of the product line, and the AM-6000 family at the upper end. The Eagle family was first introduced by the Company in 1994, and the initial AM-6000 configuration began shipments in April 1997. In November 1998, the Company introduced the Eagle 450 Series, which is the first product to incorporate Motorola Coldfire microprocessor.

The primary operating system licensed with the Company's products is AMOS, the Company's proprietary operating system. The Company also incorporates Novell NetWare, UNIX, and Microsoft Windows, among others, into certain of its products. In addition to operating systems software, the Company markets and distributes a variety of software products for its hardware systems including language compilers, development and conversion tools, networking products, application programs and utility programs.

DISTRIBUTION AND MARKETING

During fiscal 1996 and 1997, the Company developed a national sales and marketing group for its IT services business with a view toward expanding the services business through a more aggressive, direct sales process. The sales and marketing efforts for the IT services group are concentrated on securing contracts with major distributors and OEMs, as well as value-added resellers and larger accounts. Since the beginning of fiscal year 1997, the Company has increased headcount within its IT services sales and marketing group by over 100%. The Company expects to continue investing resources to grow its IT services sales and marketing group.

The distribution strategy for AlphaCONNECT is focused on several methods of distribution which include: (i) establishing OEM relationships with hardware and software developers and suppliers; computer products distributors; (ii) creating relationships with online mass merchandisers and software retailers; (iii) direct marketing to corporate environments; (iv) developing associations with shareware providers; and (v) selling via the electronic marketplace of the internet. The Company has committed significant resources to developing these channels and creating market awareness. The Company has released StockVue 99 to promote name recognition and to facilitate use of this third generation StockVue to generate advertising revenue income. There is no assurance that substantial revenues will be realized through such advertising revenues. The Company has also entered into a strategic alliance with Matthews Studio Group to provide an "entertainment portal," including the development of applications and solutions for the entertainment industry via the Internet and the World Wide Web, as well as the creation of "Showbizmart.com," a new network of Web sites built for industry insiders as well as consumers and collectors of show business related items and memorabilia. Additionally, the Company signed a multiyear agreement with I-Search in which AC Spotlight technology enables I-Search to collect and process significant amounts of information - quickly and accurately - from a wide array of Web sites and in many diverse formats.

The Company currently markets its hardware products through approximately 162 dealers and distributors located in North America, Europe, Latin America, Australia and the Asia Pacific area. The Company's distribution to its dealers and distributors is supported by sales and marketing personnel located at the Company's headquarters, as well as in various metropolitan locations throughout the United States. In addition, the Company engages in direct marketing of hardware in its service operations.

While none of the Company's customers represents more than 10% of the Company's consolidated revenues, the loss of one or more of the Company's large customers could have a material adverse effect on the Company's results of operations.

During the fiscal periods ended December 1998 and February 1998 and 1997, approximately 7%, 12% and 20%, respectively, of the Company's total net revenues were made to foreign dealers and users. The decline in year-to-year net revenues is due primarily to divestitures of foreign operations. From its headquarters in the United States, the Company sells its products directly to distributors and independent dealers in Europe, Mexico, Latin America, Australia, the Asia Pacific area and other international markets.

INTEGRATION AND SUPPLIES

The Company's hardware manufacturing process consists primarily of assembling, integrating, and testing a wide variety of purchased electronic and electromechanical components and subassemblies. Most components and subassemblies are available from a number of alternative sources and certain suppliers have provided the Company with favorable consignment arrangements. However, some components and subassemblies used by the Company are available from a limited number of outside suppliers and may periodically be in short supply. The Company maintains a supply of these limited source components which it believes is sufficient to enable it to continue operations until a replacement supplier could be qualified and any necessary redesign could be completed with the exception of the line of Motorola microprocessors. The inability of the Company to obtain the components and subassemblies necessary to enable it to fill its then-existing orders for any reason, including, but not limited to, shortages, product delays or work stoppages experienced by the Company's suppliers, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's backlog is not significant because lead-time is typically less than one week from receipt of order to shipment. The Company buys materials pursuant to short-term forecasts and builds inventory to a semi-finished goods state. The finished products are then integrated based upon individual customer orders.

FOREIGN OPERATIONS

The Company's foreign sales to dealers and users comprise 7%, 12% and 20% during the fiscal periods ended December 1998 and February 1998 and 1997, respectively, of the Company's total net sales. (See Note 11 to the Company's Notes to Consolidated Financial Statements contained elsewhere in this Transition Report on Form 10-K for financial information concerning the Company's foreign operations.)

Gross profit margins with respect to foreign product sales are not materially different from gross profit margins with respect to domestic sales. A significant portion of international receivables and payables are in currencies other than U.S. dollars, the value of which fluctuates in relation to U.S. currency. Currency fluctuations can have a material adverse effect on the Company's foreign revenue, profitability and cash flow in terms of U.S. dollars. Foreign currency exchange gains (losses) included in the determination of loss from operations before taxes were $31,000, $10,000 and $(42,000) for the ten months ended December 1998 and the fiscal years ended February 22, 1998 and February 23, 1997, respectively. The Company's operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, and other potentially detrimental domestic and foreign governmental policies affecting U.S. companies doing business abroad.

WARRANTY

The Company provides a one-year parts and labor return to factory or 90 day on-site warranty with an option for on-site or extended warranties on most products, other than software. Primarily, software licensed by the Company is not warranted by the Company and is licensed "as is." Applications software and hardware provided by third parties is covered by the warranties of the third-party suppliers. The Company has not had significant warranty problems and believes its warranty reserves are adequate based on the Company's historical experience.

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company intends, to a limited extent, to continue investing in engineering, research and development for both the AlphaCONNECT line of products and the AM Series of hardware products. Annually, management determines the amount of such investment after considering the Company's profitability levels and technological standing within the industry. Engineering support and services and research and development expenses totaled $1,173,000 and $1,411,000, and $1,500,000, or 28.8%, 23.1% and 16.9% of the Company's product revenue, respectively, in the ten months ended December 1998 and the fiscal years ended February 1998 and 1997.

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

Due to the declining popularity of proprietary systems in favor of open systems such as Microsoft Windows, there is an ever declining number of distributors, dealers and developers of software and related products using the Company's proprietary systems. This decline continues to have an adverse effect upon the Company's competitive position, impacting both its proprietary product sales and corresponding services business. The Company believes that its over 65 service locations enable it to compete effectively against comparably-sized service providers in the open systems service market -- a market in which the Company has begun to effectively increase its penetration. However, there are service providers larger than the Company and there can be no assurance that (i) competition from existing competitors will not substantially increase, (ii) established or new companies will not enter the market in direct competition with the Company, or (iii) the Company will be able to compete successfully with such existing or new competitors.

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

PATENTS, TRADEMARKS AND LICENSES

In addition to claiming standard copyright protection, the Company has filed a utility patent application and a provisional patent application with the United States Patent and Trademark Office directed to certain aspects of the Company's technology. On March 15, 1999, the Company filed a provisional patent application with the United States Patent and Trademark Office for the software programming language Network Query Language (NQL). There can be no assurance that any patent will be issued with respect to any aspect of the Company's technology. The Company may decide to abandon prosecution prior to issuance of a patent. If any patent issues, there can be no assurance that the issued claims will be sufficiently broad to protect the Company's technology, to deter competitors or to prevent third parties from developing equivalent technology that does not infringe such claims, or that the patent will not otherwise be circumvented. In addition, there can be no assurance that any patents that may be issued will not be challenged, re-issued, re-examined, invalidated or held unenforceable, or that any rights granted thereunder would provide proprietary protection to the Company and its investment in the Company's technology. The Company could incur substantial costs in litigation in which the Company may assert a patent against another party. Failure of any patents to provide protection of the Company's technology may make it easier for the Company's competitors to offer technology equivalent to or superior to the Company's technology.

The Company has federally registered trademarks including, but not limited to, the following: "AlphaACCOUNTING" (design), "AlphaACCOUNTING" (stylized), "AlphaBASIC," "AlphaCALC," "AlphaCONNECT," "AlphaCONNECT Messenger," "AlphaFORTRAN 77," "AlphaLAN," "AlphaPASCAL," "AlphaPASCAL Programming System," "AlphaRJE," "Alpha 2000,"

"AlphaSERV," "AlphaWRITE" (stylized), "AMOS," "AMSO," "Caselode," "insight/AM," "NODESTAR," "StockVue," "Videotrax," "Videotrax" (in design)," and the slogan "RIGHT. FROM THE START." The marks "Caselode" and "Videotrax" have also been registered in certain foreign countries. The Company has also registered the trademark "ALPHA MICRO" in selected states and various foreign countries. In addition, the Company has pending federal applications for the marks including, but not limited to "AC Convert & Apply," "AC Enterprise," "AC Export," "AC HTML," "AC Spotlight," "AC Tools," "AlphaCONNECT EdgarVue," "AlphaCONNECT Power Package," "AlphaCONNECT SportsVue," "AlphaServ.com," "AlphaSphere," "Alpha Microsystems," "AlphaCONNECT Pro," "AlphaCONNECT StockVue," "AlphaCONNECT BusinessVue," "AM Alpha Microsystems" (in design), "AM Services Operation," "BusinessVue," "EdgarVue," "Network Query Language," "NQL," "Object Recognition Engine," "ORE," "SportsVue," "Spotlight," "The Corporate Portal," and the slogan "AlphaCONNECT. Where the Internet Gets Down to Business." The Company claims common law rights in the following marks: "AM" (design), and "Image.Doc."

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

EMPLOYEES

On December 31, 1998, the Company and its subsidiaries employed approximately 433 persons. The Company's ability to attract and retain qualified personnel is a significant factor in its future success. The Company has never experienced a work stoppage and at present no employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company occupies 48,643 square feet of a 66,200 square foot facility located in Santa Ana, California. The lease, which, expires December 2001, has an average annual rent of $285,000. The Company is depreciating tenant improvements of $993,000 over the life of the lease. In fiscal 1997, the Company subleased a portion of the 66,200 square foot facility for approximately $95,000 annually through October 1999, with tenant options to extend through December 2001.

The Company also occupies approximately 20,000 square feet of a 38,000 square foot facility located in Teterboro, New Jersey. The lease, which expires on July 31, 2001, has an annual rent of $300,000. Effective January 1, 1998, the Company entered into a sublease of approximately 18,000 square feet for an average annual rent of approximately $113,000 through December 1999. The sublease has options to renew through July 31, 2001 at an annual rent of approximately $120,000.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently involved in certain claims and litigation. The Company does not consider any of these claims or litigation to be material. Management has made provisions in the Company's financial statements for the settlement of lawsuits for which unfavorable outcomes are both probable and estimable. In the opinion of management, results of known existing claims and litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                           OFFICERS OF THE REGISTRANT
                           --------------------------


Certain information regarding the officers of the Company is set forth in the following:

DOUGLAS J. TULLIO, 56, has served as President, Chief Executive Officer and a Director of the Company since 1991 and as Chairman of the Board since July 1998. Mr. Tullio also served as Chief Operating Officer from May 1991 to March 1994. Mr. Tullio joined the Company in January 1990. From 1984 to 1989, he worked for General Automation, Inc., in the positions of President and member of the Board of Directors.

JEFFREY J. DUNNIGAN, 39, was appointed Vice President and Chief Financial Officer of the Company in December 1997 and as Secretary in September 1998. Prior to joining the Company, Mr. Dunnigan headed a financial consulting practice in Irvine, California. From October 1995 to September 1996, he was Vice President, Finance of UROHEALTH Systems, Inc., a publicly traded medical device company. Prior to October 1995 he was Audit Senior Manager with Ernst & Young LLP, specializing in high technology manufacturing and software and consulting on SEC matters.

JOHN T. DEVITO, 42, has served as President of Professional Services since the acquisition of Delta CompuTec Inc. in September 1998. Mr. DeVito previously served as President and Chief Operating Officer of Delta CompuTec Inc. from April 1995 to August 1998. Previously, he held the position of Vice President and General Manager of Delta CompuTec Inc.

JOHN F. GLADE, 56, served as a Director of the Company from May 1996 through September 1998, as Secretary of the Company from January 1987 through September 1998 and as Vice President, Engineering and Manufacturing since May 1988. Mr. Glade joined the Company as Director of Engineering in September 1978, served as Vice President, Engineering from February 1979 until June 1985 and served as Vice President, Advanced Products Development from June 1985 until May 1988. He also served as Secretary of the Company from February 1983 to August 1985 and a Director of the Company from 1979 through 1994.

DENNIS E. MICHAEL, 40, was named Vice President of Marketing of the Company in May 1996 and previously held the position of Director of Marketing of the Company. He served in various marketing management capacities at the Company between 1983 and 1990 and with AST Research, Inc. from 1990 to 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is included on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market under the symbol "ALMI".

The following table sets forth the high and low sales prices for the Company's common stock (ALMI) for the fiscal periods indicated, as quoted on the NASDAQ National Market. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

                                                         HIGH          LOW
                                                       --------      --------
TEN MONTHS ENDED DECEMBER 31, 1998
First Quarter                                          $7            $1 1/2
Second Quarter                                          4 1/4         2 5/16
Third Quarter                                           3 25/32       1 23/32
One month period ended December 1998                    9             2 3/16

YEAR ENDED FEBRUARY 22, 1998
First Quarter                                          $2 7/8        $1 1/4
Second Quarter                                          1 1/32        1 1/8
Third Quarter                                           1 15/16       1 1/8
Fourth Quarter                                          1 27/32       1

On March 12, 1999, the high was $5 1/2 and the low was $5 3/16 and the approximate number of holders of record of the Company's common stock was 513. This number does not reflect the number of beneficial holders of the Company's common stock.

The Company has not paid dividends on its common stock, and it anticipates that for the foreseeable future it will not pay dividends. Should the Company desire to pay dividends, any such dividends would be subject to the prior written consent of the Company's lender and to any preferential rights to receive dividend payments contained in any securities issued by the Company, including those payable to holders of outstanding redeemable exchangeable preferred stock (see Note 6 of Notes to Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

                                                                              YEAR ENDED
                                TEN MONTHS          ---------------------------------------------------------------
                                   ENDED            FEBRUARY 22,     FEBRUARY 23,     FEBRUARY 25,     FEBRUARY 26,
                             DECEMBER 31, 1998         1998             1997             1996             1995
                             -----------------      ------------     ------------     ------------     ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Service revenues                 $ 20,072            $ 13,223         $ 14,627         $ 18,070         $ 19,706
Product sales                       4,068               6,104            8,885           14,693           19,079
                                 --------            --------         --------         --------         --------
Net sales                          24,140              19,327           23,512           32,763           38,785
Cost of sales                      20,994              13,966           15,498           22,967           27,385
                                 --------            --------         --------         --------         --------
Gross margin                        3,146               5,361            8,014            9,796           11,400
Loss before taxes                  (9,527)(1)(2)       (3,318)(2)       (2,742)(2)       (3,555)(3)       (6.247)(4)
Net loss                           (9,542)(1)(2)       (3,297)(2)       (2,770)(2)       (3,575)(3)       (6,247)(4)
                                 ========            ========         ========         ========         ========
Net loss attributable to
    common shareholders            (9,978)             (3,297)          (2,770)          (3,575)          (6,247)
                                 ========            ========         ========         ========         ========
Net loss per share (5)           $  (0.90)           $  (0.30)        $  (0.28)        $  (0.54)        $  (0.95)
                                 ========            ========         ========         ========         ========
Number of shares used in the
    computation of per share
    amounts (5)                    11,029              10,864            9,727            6,565            6,580
                                 ========            ========         ========         ========         ========

BALANCE SHEET DATA:
Current assets                   $ 13,016            $  9,754         $ 12,378         $  7,199         $ 10,914
Current liabilities                10,088               5,421            3,648            6,377            7,726
                                 --------            --------         --------         --------         --------
Working capital                     2,928               4,333            8,730              822            3,188
Total assets                       26,431              15,788           17,195           13,061           17,902
Long-term obligations                 846                  60               34              201              140
Redeemable preferred stock         12,824                  --               --               --               --
Shareholders' equity             $  2,673            $ 10,307         $ 13,513         $  6,483         $ 10,036


(1) Includes charges totaling $4,679,000 comprised of (i) $2,230,000 to write-down impaired tangible and intangible assets from non-core business acquired prior to 1998 to their estimated fair values based on estimated cash flows, and write-down of accounts receivable related to non-core operations, (ii) $910,000 to write-down impaired fixed assets and inventory related to end-of-life proprietary product lines to their estimated fair values, (iii) $813,000 related to software products obsolesced by the introduction of new products, (iv) $379,000 resulting from the write-off of notes receivable from previously sold assets and subsidiaries, (v) $256,000 of indirect financing costs related to the sale of redeemable preferred stock and warrants and the expensing of previously capitalized costs associated with abandoned acquisitions, and (vi) $91,000 in write-offs of costs related to Year 2000 issues and adjustments of warranty and other liabilities. Net loss was also increased by a change in net interest expense of $321,000 comparing the ten months ended December 31, 1998 with the fiscal year ended February 22, 1998.

(2) Includes $1,684,000 in transition period 1998, $2,281,000 in fiscal 1998 and $1,162,000 in fiscal 1997 of expenses attributable to the marketing and launching of the AlphaCONNECT software products.

(3) Includes charges of $1,995,000 for the write-off of intangible assets primarily associated with the Company's AlphaHealthCare subsidiary and PANDA division.

(4) Includes charges of $972,000 for the sale of Alpha Microsystems Belgium, S.A., $783,000 for the write-down of customer lists, $649,000 for the software associated with the Company's hardware business, $507,000 associated with the write-down of slow moving service spares, $279,000 severance, $694,000 in slow moving inventory associated with the Company's hardware business, and $304,000 in anticipation of the sale of the imaging and VSO product lines.

(5) Per share amounts reflect the adoption of SFAS 128 and represents diluted per share amounts. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

The following table sets forth operational data as a percentage of net sales for the periods indicated:

                                                                      Relationship to Net Sales
                                                   ----------------------------------------------------------------
                                                   Ten Months Ended           Year Ended             Year Ended
                                                   December 31, 1998      February 22, 1998       February 23, 1997
                                                   -----------------      -----------------       -----------------
Net sales:
  Service                                                 83.1 %                  68.4 %                  62.2 %
  Product                                                 16.9                    31.6                    37.8
                                                         -----                   -----                   -----
     Total net sales                                     100.0                   100.0                   100.0
Cost of sales                                             87.0                    72.3                    65.9
                                                         -----                   -----                   -----
Gross margin                                              13.0                    27.7                    34.1
Selling, general and administrative expense               35.9                    38.9                    41.2
Engineering, research and development expense              4.9                     7.3                     6.4
Impairment of long-lived assets                           10.1                    --                      --
Interest expense (income), net                             0.1                    (1.6)                   (1.0)
Other expense (income), net                                1.5                     0.3                    (0.8)
                                                         -----                   -----                   -----
Loss before taxes                                        (39.5)                  (17.2)                  (11.7)
Net loss                                                 (39.5)%                 (17.1)%                 (11.8)%

GENERAL

During the ten months ended December 31, 1998, the Company substantially expanded its information technology ("IT") operations with the acquisition of Delta CompuTec Inc. ("DCI"), which was financed by the sale of redeemable preferred stock and warrants and a bank term loan. Additionally, the Company's IT Service organic growth continued with the addition of a new distributor warranty service agreement with Tech Data Corporation ("Tech Data"). Revenues from the Tech Data agreement, as well as from agreements signed earlier in fiscal 1998 with Ingram Micro and ATS Money Systems, are expected to be realized in future operating periods. However, the current period results of operations were negatively impacted as additional IT Service costs of sales were incurred without significant related revenues. The Company's realization of revenues from these distributor warranty service agreements is dependent upon distributor sales of products under warranty. Also during the current quarter, the Company resolved to focus on its core business competencies within IT Services while pursuing strategic options surrounding its AlphaCONNECT technology, including a strategic partnership, a spin-off from the parent company, or the sale of the technology.

The Company had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $7,539,000, during the ten months ended December 31, 1998, compared to a negative EBITDA of $1,713,000 during the same period of the prior fiscal year.

Significant to the comparative results of operations are charges totaling $4,679,000 in the ten months ended December 31, 1998. These charges are comprised of the following: (i) $2,230,000 to write-down impaired tangible and intangible assets from non-core business acquired prior to 1998 to their estimated fair values based on estimated cash flows, and write-down of accounts receivable related to non-core operations, (ii) $910,000 to write-down impaired fixed assets and inventory related to end-of-life proprietary product lines to their estimated fair values, (iii) $813,000 related to software products obsolesced by the introduction of new products, (iv) $379,000 resulting from the write-off of notes receivable from previously sold assets and subsidiaries, (v) $256,000 of indirect financing costs related to the sale of redeemable preferred stock and warrants and the expensing of previously capitalized costs associated with abandoned acquisitions, and (vi) $91,000 in write-offs of costs related to Year 2000 issues and adjustments of warranty and other liabilities. The table below summarizes where these charges have been recognized on the statement of operations for the ten months ended December 31, 1998 (in thousands):

                                                         Cost of    Operating   Impairment
                                                          Sales     Expenses      Charge       Other    Total
                                                         -------    ---------   ----------     -----    ------
Impairment of tangible and intangible assets               $147        $495        $1,588      $  -     $2,230
Write-down of fixed assets and inventory                     60           -           850         -        910
Software obsolescence                                       730          83             -         -        813
Loss on sale of assets and subsidiaries                       -           -             -       379        379
Indirect financing costs                                      -         256             -         -        256
Year 2000 issues and operating expenses                      25          66             -         -         91
                                                           ----        ----        ------      ----     ------
    Total                                                  $962        $900        $2,438      $379     $4,679
                                                           ====        ====        ======      ====     ======

Also significant to the comparative results of operations is net interest expense. During the ten months ended December 31, 1998, the Company incurred net interest expense of $18,000 as compared to net interest income during the comparable ten-month period ended December 31, 1997 of $258,000. Accordingly, the change in net interest expense during the most recent ten months increased net loss by $276,000.

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. Fiscal years 1998 and 1997 ended on February 22, 1998 and February 23, 1997, respectively.

The discussion herein is qualified by reference to the Introductory Note set forth in the beginning of this Transition Report on Form 10-K.

TEN MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TEN MONTHS ENDED DECEMBER 31,
1997

The following table presents the results for the ten months ended December 31, 1998 and the comparable pro forma results for the ten months ended December 31, 1997 for purposes of the discussion following. For comparative purposes, the 1997 results of operations for the ten-month period ended December 31, 1997 have been derived from the previously reported results for the nine-month period ended November 23, 1997 plus one-third of the operating results for the quarter ended February 22, 1998, and are unaudited.

                                                                                                     (Unaudited)
                                                     Ten Months Ended December 31, 1998    Ten Months Ended December 31, 1997
                                                     ----------------------------------    ----------------------------------
                                                                       Relationship to                       Relationship to
                                                      Operations          Net Sales         Operations          Net Sales
                                                      ----------       ---------------      ----------       ---------------
Net sales:
  Service                                              $ 20,072                83.1%         $ 10,914                68.4%
  Product                                                 4,068                16.9             5,040                31.6
                                                       --------             -------          --------             -------
     Total net sales                                     24,140               100.0            15,954               100.0
                                                       --------                              --------
Cost of sales:
  Service                                                17,222                85.8             8,065                73.9
  Product                                                 3,772                92.7             3,322                65.9
                                                       --------                              --------
     Total cost of sales                                 20,994                87.0            11,387                71.4
                                                       --------                              --------
Gross margin
  Service                                                 2,850                14.2             2,849                26.1
  Product                                                   296                 7.3             1,718                34.1
                                                       --------                              --------
     Total gross margin                                   3,146                13.0             4,567                28.6
Selling, general and administrative expense               8,674                35.9             6,436                40.3
Engineering, research and development expense             1,173                 4.9             1,204                 7.6
Impairment of long-lived assets                           2,438                10.1                --                --
Interest expense (income), net                               18                 0.1              (258)               (1.6)
Other expense (income), net                                 370                 1.5                33                 0.2
                                                       --------             -------          --------             -------
Loss before taxes                                        (9,527)              (39.5)           (2,848)              (17.9)
Net loss                                               $ (9,542)              (39.5)%        $ (2,848)              (17.9)%
                                                       ========             =======          ========             =======
Basic and diluted net loss per share                   $  (0.90)                             $  (0.26)
                                                       ========                              ========

RESULTS OF OPERATIONS

The Company had a net loss attributable to common shareholders of $9,978,000, or $0.90 per share, in the ten months ended December 31, 1998 compared to a net loss attributable to common shareholders of $3,297,000, or $0.30 per share, in fiscal year 1998.

Net Sales

Total net sales increased $8,186,000, or 51.3 percent, to $24,140,000 for the ten months ended December 31, 1998 from $15,954,000 for the ten-month period ended December 31, 1997. The increase in total net sales is due to increases in IT Service revenues (largely attributable to the acquisition of DCI), offset by declines in product sales.

IT Services Sales

IT Service revenue increased $9,158,000, or 83.9 percent, to $20,072,000 during the ten-month period over the respective prior fiscal period. The revenue increase includes $5,380,000 from the DCI acquired operations and $2,467,000 attributable to non-core businesses, not included in the prior periods. The balance of the revenue increase during the ten-month period of $1,311,000 is attributable to organic growth.

Product Sales

Total product revenues during the ten-month period declined $972,000, or 19.3 percent, to approximately $4,068,000 from approximately $5,040,000. While both domestic and European product sales declined, a majority of the decline was due to the loss of sales to a large European customer, which represented in the past a significant portion of the Company's product revenues. No assurances can be made as to future product sales levels whether domestic or international.

Gross Margin

Total gross margin for the Company for the ten months ended December 31, 1998 decreased to 13.0 percent compared to 28.6 percent during the same period last year.

IT Service Gross Margin

IT Services gross margin declined to 14.2 percent for the ten months ended December 31, 1998, from 26.1 percent during the same period in the prior year. The principal factor contributing to the margin decline during the period is the inclusion of negative gross margins from non-core operations acquired prior to 1998 resulting in approximately a 4.5 percent decrease. Additionally, the gross margin was negatively impacted due to increased depreciation related to other IT Service business acquisitions and increased operating costs related to new IT Service contracts, for which no significant service revenue was recognized. Due to the continuing shift from proprietary to third-party IT Services, the Company does not expect gross margins to return to historic levels.

Product Gross Margin

Product gross margin during the ten-month period declined to 7.3% compared to 34.1% for the comparable prior fiscal year period. The decline is primarily due to a software obsolescence charge of $730,000. The product margin decline is also due to both a reduction in sales volume and increases in inventory reserves for slow moving and obsolete product.

Selling, General and Administrative

Selling, general and administrative expenses increased $2,238,000 to $8,674,000 for the ten-month period ended December 31, 1998, compared to $6,436,000 for the ten-month period ended December 31, 1997. The increase in costs for this period is primarily due to (i) additional general and administrative costs and goodwill amortization associated with the DCI acquisition; and (ii) increased accounts receivable reserves related to non-core businesses. These increases were partially off-set by reduced spending related to the AlphaCONNECT internet technology. The last four months of the current year also include expenditures made in support of the Company's organic IT Service growth plan and the development of the Company's new website.

Research and Development

Research and development expenses (which include engineering support and services) incurred for the ten-month period ended December 31, 1998, decreased by $31,000 to $1,173,000 from $1,204,000 during the same period in the prior fiscal year. Research and development expenses as a percentage of product sales increased to 28.8 percent for the ten months ended December 31, 1998 compared to
23.9 percent during the ten months ended December 31, 1997.

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

IT Services Sales

Total IT services revenue declined $1,404,000, or 9.6%, to $13,223,000 for fiscal 1998 from $14,627,000 for the prior year. Approximately $1,898,000 of this decline was due to the sale of both the Company's UK and domestic AlphaHealthCare subsidiaries. On December 31, 1997, the Company completed the acquisition of the service business of ATI Communications ("ATI"), which expanded the Company's capabilities into computer telephony services and provided revenues of $404,000 during the last quarter of fiscal 1998. Subsequent to year-end, the Company acquired M & J Technologies, Inc.

Product Sales

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

Gross Margin

Total gross margin for the Company for fiscal 1998 decreased to 27.7%, compared to 34.1% during fiscal 1997, with declines for both product and IT services lines of business.

IT Service Gross Margin

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

Selling, General and Administrative

Selling, general and administrative expenses decreased $2,147,000 to $7,518,000 in fiscal 1998 from $9,665,000 in the prior year. The sale of the UK and AlphaHealthCare subsidiaries and the remaining vertical software products resulted in a decrease in selling, general and administrative expenses of approximately $2,157,000. This reduction was partially offset by increases in the Company's investment in resources for the internet and intranet markets plus a significant increase in the IT services sales force.

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

LIQUIDITY AND CAPITAL RESOURCES

During the ten months ended December 31, 1998, the Company's working capital decreased $1,405,000 from $4,333,000 at February 22, 1998 to $2,928,000. This increase reflects $10,170,000 of net cash generated from financing activities, offset by: $3,763,000 of cash used to acquire IT Service companies; $269,000 of cash used for software capitalized, including the further development of the Company's AlphaCONNECT technology; $1,847,000 of working capital to acquire equipment, including the further implementation of the Company's new integrated information system, and equipment purchases to support new service capabilities; the remaining decrease is due primarily to cash used by operations of which $1.1 million is attributable to an increase in accounts receivable.

During the ten months, the Company paid $156,000 in debt service and preferred stock dividends and expects to pay $1,350,000 in dividends over the next twelve months.

The Company believes that its current cash position, augmented by expected cash generated by future operating activities, and working capital available through its Imperial Bank revolving credit facility, will provide sufficient resources to finance its working capital requirements through at least December 31, 1999. Advances under the bank facility are subject to availability based on eligible accounts receivable and certain financial covenants, including tangible net worth, debt to tangible net worth and quick ratio minimum requirements. In order to fund its acquisition strategy, the Company expects that additional capital will be necessary. The Company's agreement with ING Equity Partners II, L.P. provides up to an additional $5 million as an equity investment, subject to certain conditions. The Company is also pursuing additional financing from other sources to support its acquisition and internet strategies, although there can be no assurances that any financing will be available on acceptable terms. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional proprietary business; the success, timing, and amount of investment required to penetrate the Internet/intranet markets; service revenue growth or decline; and potential acquisitions.

YEAR 2000 COMPLIANCE

Background

Most pre-1998 computers, software, and other equipment which utilize programming code contain calendar year data that is abbreviated to only two digits. As a result of these design decisions, many of these systems could fail to operate or fail to produce correct results if "00" is not interpreted to mean 2000. These problems may not be fully recognized, either as to frequency or severity until the year 2000 arrives. These problems are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

Assessment

The Year 2000 Problem affects certain of the computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has undertaken a review of such computer programs and systems to attempt to ascertain which are or will be Year 2000 compliant. The Company presently believes that its necessary and essential computer systems, software and equipment will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

Software Sold to Customers

The Company has been engaged for some time in the process of identifying and resolving potential Year 2000 Problems with the software products which it has developed and currently markets. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products will be identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems which are not under the Company's control.

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

Systems Other than Information Technology Systems

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of, remediating the Year 2000 Problem on its office and facilities equipment. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations and anticipates that this process will be completed by mid-1999. These estimates are being monitored and will be revised as additional information becomes available.

Suppliers

The Company has initiated communications with third-party suppliers of products or services used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving any Year 2000 Problems. However, the Company has limited or no control over the actions of these third-party suppliers. Thus, while the Company expects that it will not be impacted by any significant Year 2000 Problems experienced by its suppliers, there can be no assurance that their suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

Costs

The Company has thus far performed the analysis described above using existing personnel. The Company does not separately track internal costs incurred in connection with analysis, investigation and implementation of Year 2000 compliance plans. The Company has not made any material expenditure to address the Year 2000 Problem and at present does not anticipate that it will be required to make any such material expenditures in the future.

Contingency Plans

The Company is currently in the process of developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the second quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short- to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise, development of manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supercedes Statement of Financial Accounting Standards No.
14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 is effective for the Company's ten-month period ended December 31, 1998 and does not affect the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data of the Company are listed and included under Item 14 of this Transition Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11,
"Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of Executive Officers which is set forth in
Part I of this report, is included in the Company's definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities and Exchange Commission no later than 120 days after the close of the ten-month period ended December 31, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are referenced in Part II Item 8 and submitted herewith:

                                                                                         PAGE NUMBER
                                                                                         -----------
         Report of Independent Auditors                                                      32

         Consolidated Balance Sheets at December 31, 1998                                    33
            and February 22, 1998 and Pro Forma Balance Sheet (Unaudited) at
            December 31, 1998

         Consolidated Statements of Operations for the Ten Months                            34
            Ended December 31, 1998 and the Years Ended February 22, 1998
            and February 23, 1997

         Consolidated Statements of Redeemable Preferred Stock and Shareholders'             35
            Equity for the Ten Months Ended December 31, 1998 and the Years Ended
            February 22, 1998 and February 23, 1997

         Consolidated Statements of Cash Flows for the Ten Months                            36
            Ended December 31, 1998 and the Years Ended February 22,
            1998, and February 23, 1997

         Notes to Consolidated Financial Statements                                          37

    (2) The following financial statement schedule for the fiscal years 1997 and 1998 and for the ten months ended December 31, 1998 is submitted herewith:

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

     2.  Exhibits:

         2.1 Agreement to transfer shares by and between Registrant and Alpha Microsystems Great Britain, Mr. Patrick Bolle, and

               Alpha Microsystems Belgium dated February 28, 1995 (incorporated herein by reference to Exhibit 2.10 to the Annual Report on Form 10-K of Registrant for the year ended February 26, 1995 (the "1995 10-K")

         2.2 Agreement of Purchase and Sale by and between Registrant and Sanderson Electronics PLC, dated August 10, 1996 (incorporated herein by reference to Exhibit 2 to the Form 8-K filed August 23,
               1996)

         2.3 Agreement of Purchase and Sale by and between Registrant and Pacific Triangle Software, Inc., dated January 13, 1997 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed February 18, 1997)

         2.5 Agreement of Purchase and Sale between AlphaHealthCare, Inc. and GLR Systems, Inc., dated January 27, 1997 (incorporated herein by reference to Exhibit 2.2 to the Form 8-K filed February 18, 1997)

         2.6 Agreement of Purchase and Sale by and between the Registrant and Applied Cellular Technology, Inc. dated December 23, 1997 (incorporated herein by reference to Exhibit 2.6 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 1997)

         2.7 Agreement of Purchase and Sale by and between the Registrant and M & J Technologies, Inc. dated February 19, 1998 (incorporated herein by reference to Exhibit 2.7 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1998)

         2.8 Modification to Contract for Purchase and Sale of M & J Technologies, Inc. Hardware Service Business Assets to Registrant dated February 19, 1998 (incorporated herein by reference to Exhibit 2.8 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1998)

         2.9 First Amendment to Agreement of Purchase and Sale by and between the Registrant and M & J Technologies, Inc., effective May 1, 1998 (incorporated herein by reference to Exhibit 2.9 to the Quarterly Report on Form 10-Q for the quarter ended May 24, 1998)

         2.10 Merger Agreement by and between the Registrant, Alpha Micro Merger Corp., Delta CompuTec Inc. and Joseph Lobozzo II and Joanne Lobozzo dated July 2, 1998 (incorporated by reference to
               Exhibit 2 to the Form 8-K filed September 16, 1998)

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

         3.5 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit 10.141 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended May 28, 1995)

         3.6 Amendments to Restated Bylaws of Registrant dated August 3, 1998 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 22,
               1998)

         3.7 Certificate of Amendment to Articles of Incorporation of Registrant dated October 15, 1998 (incorporated by reference to
               Exhibit 3.6 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 22, 1998)

         4.1 Anti-dilution Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to Exhibit 10.142 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended May 28, 1995)

         4.2 Warrant to Purchase Stock issued to Silicon Valley Bank on November 22, 1996 (incorporated herein by reference to Exhibit
               10.74 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 24, 1996)

         4.3 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated November 22, 1996 (incorporated herein by reference to Exhibit 10.75 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 24, 1996)

         4.4 Anti-dilution Agreement by and between Registrant and Silicon Valley Bank dated November 22, 1996 (incorporated herein by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 24, 1996)

         4.5 Warrant to Purchase Common Stock issued to Imperial Bank dated June 9, 1998 (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q for the quarter ended May 24,
               1998)

         4.6 Certificate of Determination of Rights and Preferences of Class A Cumulative, Redeemable and Exchangeable Preferred Stock, Class B Cumulative, Redeemable and Exchangeable Preferred Stock, Class C Cumulative, Redeemable and Exchangeable Preferred Stock, and Voting Preferred Stock (incorporated herein by reference to Exhibit 4 to the Form 8-K filed August 10, 1998)

         4.7 Warrant to Purchase Common Stock issued to Princeton Securities dated October 20, 1998 (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

         4.8 Form of Warrant Certificate to Purchase Common Stock issued to ING Equity Partners II, L.P. dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed August 10, 1998)

         4.9 Certificate of Determination of Rights and Preferences of Class A1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class A2 Cumulative, Redeemable and Exchangeable Preferred Stock, Class B1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class C1 Cumulative, Redeemable and Exchangeable Preferred Stock and Class D Cumulative, Redeemable and Exchangeable Preferred Stock

         4.10 Preferred Shareholder Agreement by and between Registrant and sole holder of shares of issued and outstanding Class A Cumulative, Redeemable and Exchangeable Preferred Stock and Class B Cumulative, Redeemable and Exchangeable Preferred Stock dated January 22, 1999

       *10.1 Alpha Microsystems Profit Sharing Trust Agreement between Alpha Microsystems and Bank of America NT & S.A. as

               Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Registrant for the year ended February 23, 1986)

       *10.2 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit
               10.33 to the Annual Report on Form 10-K of Registrant for the year ended February 23, 1986)

       *10.3 Acceptance of Trust by Trustee dated September 30, 1986 pursuant to Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1987)

       *10.4 First Amendment dated March 1, 1987 to the Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1987)

       *10.5 Indemnification Agreement dated October 23, 1987 by and between Alpha Microsystems and John F. Glade (incorporated herein by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 22, 1987)

       *10.6 Indemnification Agreement dated October 23, 1987 by and between Alpha Microsystems and Rockell N. Hankin (incorporated herein by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 22, 1987)

       *10.7 Second Amendment to Alpha Microsystems Profit Sharing Plan dated January 22, 1988 (incorporated herein by reference to Exhibit
               10.31 to the Annual Report on Form 10-K of Registrant for the year ended February 28, 1988)

       *10.8 Alpha Microsystems Profit Sharing Plan Amendments Under IRS Notice 88-131 dated May 24, 1989 (incorporated herein by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended May 28, 1989)

       *10.9 Alpha Microsystems Profit Sharing Plan Amendment dated December 15, 1989 (incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 26, 1989)

       *10.10 Indemnification Agreement by and between the Registrant and Douglas J. Tullio dated January 8, 1990 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 26, 1989)

       *10.11 Indemnification Agreement by and between Registrant and Clarke E. Reynolds dated June 16, 1989 (incorporated herein by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Registrant for the year ended February 23, 1992)

       *10.12 Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.109 to the Quarterly Report on Form 10-Q for the quarter ended May 29, 1994)

       10.13 Industrial Lease between Fairview Investors Ltd. and Registrant dated October 28, 1994 (incorporated herein by reference to Exhibit 10.113 to the Quarterly Report on Form 10-Q for the quarter ended November 27, 1994)

       *10.14 First Amendment to Employment Agreement by and between Registrant and John F. Glade dated May 3, 1991 (incorporated herein by reference to Exhibit 19.8 to the Annual Report on Form 10-K of Registrant for the year ended February 23, 1992)

       *10.15 Second Amendment and Restatement of the Alpha Microsystems Profit Sharing Plan dated July 1, 1992 (incorporated herein by reference to Exhibit 10.72 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1992)

        10.16 Memorandum to Lease by and between Registrant and Fairview Investors, Ltd. dated January 24, 1995 (incorporated herein by reference to Exhibit 10.136 to the Annual Report on Form 10-K of Registrant for the year ended February 26, 1995)

        10.17 First Amendment to Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Form S-8 filed January 31, 1997)

        10.18 Second Amendment to Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.7 to the Form S-8 filed January 31, 1997)

        10.19 Alpha Microsystems Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.10 to the Form S-8 filed January 31, 1997)

       *10.20 Indemnification Agreement by and between Registrant and Dennis E. Michael dated January 17, 1997 (incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K of the Registrant for the year ended February 23, 1997)

       *10.21  Indemnification Agreement by and between Registrant and Randall
               S. Parks dated January 17, 1997 (incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K of the Registrant for the year ended February 23, 1997)

       *10.22 Employment Letter by and between Registrant and Jeffrey J. Dunnigan dated November 15, 1997 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 1997)

       *10.23  Indemnification Agreement by and between Registrant and Jeffrey
               J. Dunnigan dated December 1, 1997 (incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of the Registrant for the year ended February 22, 1998)

        10.24 Security and Loan Agreement by and between Registrant and Imperial Bank dated June 9, 1998 (incorporated herein by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q for the quarter ended May 24, 1998)

        10.25 Addendum to Security and Loan Agreement by and between Registrant and Imperial Bank dated June 9, 1998 (incorporated herein by reference to Exhibit 10.65 to the Quarterly Report on Form 10-Q for the quarter ended May 24, 1998)

        10.26 General Security Agreement by and between Registrant and Imperial Bank dated June 9, 1998 (incorporated herein by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q for the quarter ended May 24, 1998)

        10.27 Credit Terms and Conditions ("Credit Agreement") by and between Registrant and Imperial Bank dated June 9, 1998 (incorporated herein by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q for the quarter ended May 24, 1998)

        10.28 Securities Purchase Agreement by and between Registrant and ING Equity Partners II, L.P. dated August 7, 1998 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 10, 1998)

        10.29 Promissory Note by and between Registrant and Imperial Bank dated September 11, 1998 (incorporated herein by reference to Exhibit
               10.68 to the Quarterly Report on Form 10-Q for the quarter ended August 23, 1998)

       *10.30 Employment Agreement by and between Registrant and John T. DeVito dated September 1, 1998 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K/A filed October 5, 1998)

       *10.31 Amended and Restated Employment Agreement by and between Registrant and Douglas J. Tullio dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K/A filed October 5, 1998)

       *10.32 Alpha Microsystems 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.69 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.33 Form of Incentive Stock Option Agreement for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.34 Form of Non-employee Director Non-Qualified Stock Option Agreement to be used in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.35 Form of Non-employee Director Non-Qualified Stock Option Agreement in Lieu of Cash Compensation for Prior Services for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.72 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.36 Form of Non-Qualified Stock Option Agreement for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.73 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.37 Form of Non-Qualified Stock Option Agreement issued in connection with the acquisition of Delta CompuTec, Inc. (incorporated herein by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.38 Indemnification Agreement by and between Registrant and Carlos D. De Mattos dated December 17, 1998 (incorporated herein by reference to Exhibit 10.75 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.39 Indemnification Agreement by and between Registrant and John T. DeVito dated December 17, 1998 (incorporated herein by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.40  Indemnification Agreement by and between Registrant and Benjamin
               P. Giess dated December 17, 1998 (incorporated herein by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.41 Indemnification Agreement by and between Registrant and Sam Yau dated December 17, 1998 (incorporated herein by reference to Exhibit 10.78 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

       *10.42  Management Deferred Compensation Plan dated November 1, 1998

        10.43 First Amendment to Security and Loan Agreement and Addendum Thereto by and between Registrant and Imperial Bank dated November 22, 1998

        10.44 First Amendment to Credit Terms and Conditions by and between Registrant and Imperial Bank dated November 22, 1998

       *10.45 Consulting Agreement by and between Registrant and Randy Parks dated March 15, 1999

        10.46 Stock Incentive Award Plan of Registrant (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Registrant for the year ended February 26, 1984)

        10.47 Form of Stock Incentive Award and Escrow Agreement for use in connection with the Stock Incentive Award Plan (incorporated herein by reference to Exhibit 4.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 2-9252) filed on August 23, 1984)

        10.48 First Amendment to Stock Incentive Award Plan of Registrant dated August 15, 1990 (incorporated herein by reference to Exhibit
               19.16 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended August 26, 1990)

        21     Subsidiaries

        23     Consent of Independent Auditors

        24 Power of Attorney (included on signature pages of this Transition Report on Form 10-K)

        27     Financial Data Schedule

(* Denotes Management Contract or Compensation Plan)

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Alpha Microsystems

We have audited the accompanying consolidated balance sheets of Alpha Microsystems as of December 31, 1998 and February 22, 1998, and the related statements of operations, redeemable preferred stock and shareholders' equity and cash flows for the ten months ended December 31, 1998 and for the years ended February 22, 1998 and February 23, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Microsystems at December 31, 1998 and February 22, 1998, and the results of its operations and its cash flows for the ten months ended December 31, 1998 and for the years ended February 22, 1998 and February 23, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP


Orange County, California
March 8, 1999

                               ALPHA MICROSYSTEMS
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                                   Pro forma
                                                                                                                  December 31,
                                                                                                                      1998
                                                                                December 31,     February 22,      (Unaudited
                                                                                    1998             1998            Note 6)
                                                                                ------------     ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  4,930         $  5,003         $  4,930
   Restricted cash                                                                     384               --              384
   Accounts receivable, net of allowance for doubtful accounts
     of $700 at December 31, 1998 and $294 at February 22, 1998                      6,473            3,781            6,473
   Prepaid expenses and other current assets                                         1,229              970            1,229
                                                                                  --------         --------         --------
     Total current assets                                                           13,016            9,754           13,016

Property and equipment, net                                                          3,776            3,186            3,776
Intangibles, net                                                                     9,097            2,259            9,097
Other assets                                                                           542              589              542
                                                                                  --------         --------         --------
                                                                                  $ 26,431         $ 15,788         $ 26,431
                                                                                  ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                                $    250         $  1,000         $    250
   Accounts payable                                                                  3,686            1,699            3,686
   Accrued compensation                                                              1,530              386            1,530
   Deferred revenue                                                                  3,142            1,888            3,142
   Other accrued liabilities                                                         1,480              448            1,480
                                                                                  --------         --------         --------
     Total current liabilities                                                      10,088            5,421           10,088

Long-term debt                                                                         741               60              741
Other long-term liabilities                                                            105               --              105

Commitments and contingencies

Redeemable preferred stock, no par value; 15,001 issued
   and outstanding at December 31, 1998, 2,501 pro forma;
   liquidation value $15,306, $2,551 pro forma                                      12,824               --            2,137

Shareholders' equity:
   Redeemable preferred stock, no par value; 5,000,000 shares authorized;
     none issued and outstanding at December 31, 1998,
     12,500 pro forma; liquidation value $12,755 pro forma                              --               --           10,687
   Common stock, no par value; 40,000,000 shares authorized;
     11,193,952 and 10,914,112 shares issued and outstanding at
     December 31, 1998 and February 22, 1998, respectively                          31,632           31,011           31,632
   Warrants                                                                          1,764               --            1,764
   Accumulated deficit                                                             (30,739)         (20,761)         (30,739)
   Accumulated other comprehensive income                                               16               57               16
                                                                                  --------         --------         --------
     Total shareholders' equity                                                      2,673           10,307           13,360
                                                                                  --------         --------         --------
                                                                                  $ 26,431         $ 15,788         $ 26,431
                                                                                  ========         ========         ========


See accompanying notes.

                               ALPHA MICROSYSTEMS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                             Ten Months Ended      Year Ended         Year Ended
                                               December 31,       February 22,       February 23,
                                                   1998               1998               1997
                                             ----------------     ------------       ------------
Net sales:
  IT Services                                    $ 20,072           $ 13,223           $ 14,627
  Product                                           4,068              6,104              8,885
                                                 --------           --------           --------
     Total net sales                               24,140             19,327             23,512
                                                 --------           --------           --------

Cost of sales:
  IT Services                                      17,222              9,887             10,193
  Product                                           3,772              4,079              5,305
                                                 --------           --------           --------
     Total cost of sales                           20,994             13,966             15,498
                                                 --------           --------           --------

Gross margin                                        3,146              5,361              8,014

Operating expenses:
  Selling, general and administrative               8,674              7,518              9,665
  Engineering, research and development             1,173              1,411              1,500
  Impairment of long-lived assets                   2,438                 --                 --
                                                 --------           --------           --------
     Total operating expenses                      12,285              8,929             11,165
                                                 --------           --------           --------

Loss from operations                               (9,139)            (3,568)            (3,151)

Other expense (income):
  Interest income                                     (88)              (310)              (266)
  Interest expense                                    106                  7                 31
  Other expense (income), net                         370                 53               (174)
                                                 --------           --------           --------
     Total other expense (income)                     388               (250)              (409)
                                                 --------           --------           --------

Loss before taxes                                  (9,527)            (3,318)            (2,742)
Income tax expense (benefit)                           15                (21)                28
                                                 --------           --------           --------
Net loss                                         $ (9,542)          $ (3,297)          $ (2,770)
                                                 ========           ========           ========

Net loss attributable to common shares           $ (9,978)          $ (3,297)          $ (2,770)
                                                 ========           ========           ========

Basic and diluted net loss per share             $  (0.90)          $  (0.30)          $  (0.28)
                                                 ========           ========           ========
Number of shares used in computing
  basic and diluted per share amounts              11,029             10,864              9,727
                                                 ========           ========           ========


See accompanying notes.

                               ALPHA MICROSYSTEMS
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY
               TEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                    FEBRUARY 22, 1998 AND FEBRUARY 23, 1997
                                 (In thousands)

                                   Redeemable                                                Unamortized   Accumulated
                                 Preferred Stock     Common Stock                             Restricted      Other
                                 ---------------    ---------------              Accumulated  Stock Plan  Comprehensive
                                 Shares   Amount    Shares   Amount    Warrants    Deficit      Expense      Income       Total
                                 ------   ------    ------   ------    --------  -----------  ----------  -------------  -------
Balance at February 25, 1996        --   $    --     6,595   $21,242    $    --  $ (14,694)     $  (18)       $  (47)    $ 6,483

  Net loss                          --        --        --        --         --     (2,770)         --            --      (2,770)
  Other comprehensive income
   (loss)                           --        --        --        --         --         --          --           118         118
                                 ------------------------------------------------------------------------------------------------
  Total comprehensive loss          --        --        --        --         --     (2,770)         --           118      (2,652)
  Issuance of stock and
    redeemable warrants, net
    of expenses                     --        --     4,104     9,486         --         --          --            --       9,486

  Exercise of stock options         --        --        63       101         --         --          --            --         101
  Non-employee Directors Comp
   Plan                             --        --        60        90         --         --          --            --          90
  Amortization                      --        --        --        --         --         --           5            --           5
                                 ------------------------------------------------------------------------------------------------
Balance at February 23, 1997        --        --    10,822    30,919         --    (17,464)        (13)           71      13,513

  Net loss                          --        --        --        --         --     (3,297)         --            --      (3,297)
  Other comprehensive income
   (loss)                           --        --        --        --         --         --          --           (14)        (14)
                                 ------------------------------------------------------------------------------------------------
  Total comprehensive loss          --        --        --        --         --     (3,297)         --           (14)     (3,311)
  Issuance of stock, net of
   expenses                         --        --        12        20         --         --          --            --          20
  Costs for redeemable warrants     --        --        --       (21)        --         --          --            --         (21)
  Exercise of stock options         --        --        40        37         --         --          --            --          37
  Non-employee Directors Comp
   Plan                             --        --        40        56         --         --          --            --          56
  Amortization                      --        --        --        --         --         --          13            --          13
                                 ------------------------------------------------------------------------------------------------
Balance at February 22, 1998        --        --    10,914    31,011         --    (20,761)         --            57      10,307

  Net loss                          --        --        --        --         --     (9,542)         --            --      (9,542)
  Other comprehensive income
   (loss)                           --        --        --        --         --         --          --           (41)        (41)
                                 ------------------------------------------------------------------------------------------------
  Total comprehensive loss          --        --        --        --         --     (9,542)         --           (41)     (9,583)
  Issuance of stock, net of
   expenses                         15    12,752       274       612         --         --          --            --      13,364
  Accretion on preferred stock      --        72        --        --         --        (72)         --            --          --
  Dividends on preferred stock      --        --        --        --         --       (364)         --            --        (364)
  Issuance of redeemable
   warrants, net                    --        --        --        --      1,764         --          --            --       1,764
  Exercise of stock options         --        --         6         9         --         --          --            --           9
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1998        15   $12,824    11,194   $31,632    $ 1,764  $ (30,739)     $   --        $   16     $15,497
                                 ================================================================================================


See accompanying notes.

                               ALPHA MICROSYSTEMS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Ten Months Ended       Year Ended          Year Ended
                                                                      December 31,       February 22,        February 23,
                                                                          1998               1998                1997
                                                                   ----------------       ----------         ------------
Cash flows from operating activities:
    Net loss                                                            $ (9,542)          $ (3,297)          $ (2,770)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
           Impairment of long-lived assets                                 2,438                 --                 --
           Software obsolescence                                             730                 --                 --
           Depreciation and amortization                                   1,970              1,702              2,067
           Loss on sale of subsidiary                                        378                 --                 --
           Provision for losses on accounts receivable                       548                194                 64
           Other                                                              78                132                (59)
    Other changes in operating assets and liabilities,
        net of effects of acquisitions:
           Restricted cash                                                  (384)                --                 --
           Accounts receivable                                            (1,092)              (987)                28
           Prepaid expenses and other current assets                        (143)                (2)               (65)
           Accounts payable and accrued liabilities                           13                487                112
           Accrued compensation                                              779                 36                (18)
           Deferred revenue                                                 (188)               146               (383)
           Other, net                                                         60                (48)              (858)
                                                                        --------           --------           --------
                  Net cash used in operating activities                   (4,355)            (1,637)            (1,882)
                                                                        --------           --------           --------
Cash flows from investing activities:
    Acquisition of DCI, net of cash acquired                              (3,285)                --                 --
    Acquisition of other IT service assets                                  (478)            (1,183)                --
    Purchases of equipment                                                (1,847)            (1,346)              (427)
    Capitalization of software development costs                            (269)              (456)              (971)
    Purchase of short-term investments                                        --             (7,405)           (19,697)
    Proceeds from sale of short-term investments                              --             14,216             12,885
    Proceeds from sale of stock investments                                   --                 --              2,088
    Other, net                                                                --                 14                261
                                                                        --------           --------           --------
                  Net cash (used in) provided by investing
                    activities                                            (5,879)             3,840             (5,861)
                                                                        --------           --------           --------
 Cash flows from financing activities:
    Issuance of preferred stock, net                                      12,812                 --                 --
    Issuance of warrants to purchase common stock, net                     1,704                 --                 --
    Issuance of common stock                                                 271                 92              9,677
    Line of credit, net                                                   (1,000)             1,000               (500)
    Issuance of debt                                                       1,050                 --                 --
    Principal repayments on debt                                            (102)               (53)              (167)
    Repayments on debt assumed in acquisition of DCI                      (4,612)                --                 --
    Payment of preferred stock dividend                                      (58)                --                 --
    Other, net                                                               105                 --                 --
                                                                        --------           --------           --------
                  Net cash provided by financing activities               10,170              1,039              9,010

Effect of exchange rate changes on cash and cash equivalents                  (9)                (7)                (4)
                                                                        --------           --------           --------
(Decrease) increase in cash and cash equivalents                             (73)             3,235              1,263
Cash and cash equivalents at beginning of period                           5,003              1,768                505
                                                                        --------           --------           --------
Cash and cash equivalents at end of period                              $  4,930           $  5,003           $  1,768
                                                                        ========           ========           ========
Supplemental information:
Cash paid for:
    Interest                                                            $     98           $      7           $     31
    Income tax payments (refunds), net                                  $     15           $    (20)          $     16


See accompanying notes.

                               ALPHA MICROSYSTEMS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

THE BUSINESS

Alpha Microsystems provides IT services (including consulting, maintenance, support and networking services) and information technology products (including products for the internet/intranet market) to a variety of market segments.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Alpha Microsystems and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years consolidated financial statements to conform with the current period presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for doubtful accounts receivable, product obsolescence, impairment in asset carrying values, and certain accrued liabilities. Historically, actual amounts recorded have not varied significantly from estimated amounts.

FISCAL YEAR

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. Fiscal years 1998 and 1997 ended on February 22, 1998 and February 23, 1997, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For purposes of the Statement of Cash Flows during the ten months ended December 31, 1998, the Company recorded the following non-cash transactions: $350,000 of debt converted to 108,317 shares of common stock related to the exercise of a warrant issued in connection with the acquisition of Delta CompuTec Inc. ("DCI") (Note 2), and issuance of 200,000 warrants to a financial advisor in exchange for $60,000 of services. There were no non-cash transactions recorded during fiscal year 1998. During fiscal year 1997, the Company recorded the following non-cash transactions: common stock of $2,088,000 in exchange for the net assets of Alpha Microsystems Great Britain, and cash of $250,000 and notes receivable of $600,000 in exchange for the net assets of AlphaHealthCare and PANDA.

RESTRICTED CASH

As part of the acquisition of DCI, the Company deposited funds into an escrow account from which the Company is entitled to reimbursement for amounts specifically relating to indemnification under the terms of the Agreement and Plan of Merger ("Merger Agreement").

CONCENTRATION OF CREDIT RISK

In the normal course of business, the Company extends credit to a wide variety of customers including individuals, value-added resellers, distributors and large corporations and partnerships. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses that have been within management's expectations. As of December 31, 1998, the Company had no significant concentrations of credit risk.

PROPERTY AND EQUIPMENT

The straight-line method of depreciation is used for the following classes of assets for financial statement purposes and is based on the following estimated useful lives:

                                                           Years
                                                         ----------
          Machinery and equipment                          3 to 10
          Leasehold improvements                            1 to 6
          IT Service parts                                       5

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which was adopted in fiscal year 1998, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. During the ten-month period ended December 31, 1998 and fiscal year 1998, the Company capitalized in machinery and equipment $696,000 and $671,000, respectively, associated with obtaining computer software for internal use. The amount capitalized includes amounts related to external direct costs of material and services, payroll and payroll-related costs.

INTANGIBLE ASSETS

Intangible assets include goodwill, acquired IT service contracts and capitalized software development costs. The book value of goodwill and IT service contracts is associated with the acquisition of companies or assets. Capitalized software development costs are the accumulation of software development costs or the assigned value of software associated with an acquisition. The straight-line amortization periods for the major classes of intangible assets are as follows:

                                                           Years
                                                         ----------
          Goodwill                                              20
          IT service contracts                             5 to 10
          Capitalized software development costs            3 to 5

The Company capitalizes certain engineering costs related to software development after technological feasibility has been established and amortizes these costs as the respective products are sold. However, in no event is the amortization less than that which would be achieved by amortizing such costs on a 5-year straight-line basis from the date of product release.

RECOVERABILITY OF LONG LIVED ASSETS

The Company routinely evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. Impairment is analyzed for certain assets at a consolidated level as they do not have identifiable cash flows that are largely independent of other asset groupings. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows and is charged to expense in the period identified. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change in future periods. In addition, if the Company's estimate of future undiscounted cash flows should change or if the operating plan is not achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long lived assets, in which case such assets would be written down to estimated fair value.

DEFERRED REVENUE

Deferred revenue is revenue billed and collected in advance for IT service contracts and is recognized ratably over the contract period or as the services are performed.

REVENUE RECOGNITION

The Company recognizes revenue on its IT Service sales and post contract customer support on a straight-line basis over the contract period and recognizes revenue on its product sales on shipment. When significant obligations remain after a product has been delivered, revenue is not recognized until obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized. Revenue is recognized only when collection of the resulting receivable is probable.

ADVERTISING EXPENSES

The Company recognizes expenses related to advertising costs in the period in which these costs are incurred. Total advertising expenses in the ten months ended December 31, 1998 and the fiscal years ended February 22, 1998 and February 23, 1997 were $101,000, $166,000 and $795,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to developing new products and designing significant improvements to existing products.

STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock option and purchase plans and, accordingly, has not recognized compensation cost in connection with such plans. Note 6 to the consolidated financial statements contains a summary of the pro forma effects to reported net loss and net loss per share for the ten months ended December 31, 1998 and the fiscal years ended February 22, 1998 and February 23, 1997 as if the Company had elected to recognize compensation cost based on the fair value of the options at grant date as prescribed by SFAS 123.

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

Foreign currency exchange gains (losses) included in the determination of loss from operations before taxes were $31,000, $10,000 and $(42,000) for the ten-month period ended December 31, 1998 and the fiscal years ended February 22, 1998 and February 23, 1997, respectively. The Company had no forward exchange contracts outstanding at December 31, 1998.

PER SHARE DATA

Basic and diluted net loss per share is based on the weighted average common shares outstanding during the periods presented and excludes the anti-dilutive effects of options and warrants. The net loss has been adjusted to reflect dividends earned and accretion related to redeemable preferred shares outstanding, as shown below:

(In thousands)
                                                    Ten Months Ended        Year Ended            Year Ended
                                                    December 31, 1998    February 22, 1998    February 23, 1997
                                                    -----------------    -----------------    ------------------
Net loss                                                 $(9,542)             $(3,297)              $(2,770)
Accretion on redeemable preferred stock                      (72)                   -                     -
Dividends on redeemable preferred stock                     (364)                   -                     -
                                                         --------            --------               -------
Net loss to common shareholders                          $(9,978)             $(3,297)              $(2,770)
                                                         =======              =======               =======

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

2. ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

On September 1, 1998, the Company completed the acquisition of Delta CompuTec Inc. ("DCI"). DCI provides management and consulting services, as well as services that include network design, installation and maintenance. The Merger Agreement provided for the payment of $3.4 million in exchange for all of the outstanding shares of DCI at the time of closing, and a net payment of DCI's then outstanding debt in the amount of $4.6 million. Under the Merger Agreement, DCI became a wholly-owned subsidiary of Alpha Microsystems. The acquisition was accounted for as a purchase and is reflected in the pro forma information below based upon available information and upon certain assumptions that the Company believes are reasonable in the circumstances. The Company's initial purchase price allocation is preliminary and subject to change as the Company obtains all the information necessary to complete the allocation process.

The unaudited pro forma financial information below reflects the acquisition of DCI and the related purchase price financing through the sale of redeemable preferred stock, warrants and term loan borrowings as if the acquisition occurred at the beginning of the periods presented below (in thousands, except per share amounts).

                                                        Ten Months Ended             Year Ended
                                                        December 31, 1998         February 22, 1998
                                                        -----------------         -----------------
Revenue                                                      $31,508                   $32,306
                                                             =======                   =======
Net loss                                                     $(9,193)                  $(2,055)
                                                             =======                   =======
Basic and diluted net loss per common share                  $ (0.90)                  $ (0.27)
                                                             =======                   =======

On February 27, 1998, the Company acquired the ongoing IT service contracts and certain related assets of M&J Technologies for an estimated purchase price of $950,000. The purchase price, which is contingent on future annualized revenues, is to be paid over 18 months, with 50% of the purchase price paid on the closing date of the acquisition.

On December 23, 1997, the Company acquired the telephone installation and IT service business and certain related assets of Applied Cellular Technology, Inc. for a purchase price estimated to be $2.6 million, of which, $1.1 million has been paid from the Company's cash reserves through December 31, 1998. All amounts paid, and any future payments, are contingent on future annualized revenues.

All acquisitions have been accounted for as purchases and the acquired operations have been included in the consolidated statements of operations from the dates of acquisition. Pro forma information for acquisitions other than DCI has not been presented as it would not be materially different from the historical information presented.

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

On August 19, 1996, the Company sold its UK subsidiary, Alpha Microsystems Great Britain ("AMGB"), to Sanderson Electronics PLC ("Sanderson"), for 907,792 ordinary shares of Sanderson. In connection with the sale, the Company and Sanderson signed a three-year hardware distribution agreement allowing Sanderson to sell Alpha Microsystems hardware products in the United Kingdom and Ireland. The Company recognized a gain of approximately $37,000 from this sale. On September 17, 1996, the Company sold the Sanderson shares for approximately $2,088,000.

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment are as follows:

     (In thousands)
                                                   December 31, 1998   February 22, 1998
                                                   -----------------   -----------------
Machinery and equipment                                 $ 8,474            $ 7,237

Leasehold improvements                                    1,434              1,396

IT Service parts                                          3,149              4,032
                                                        -------            -------
                                                         13,057             12,665

Less accumulated depreciation and amortization            9,281              9,479
                                                        -------            -------
Property and equipment, net                             $ 3,776            $ 3,186
                                                        =======            =======


Depreciation expense was $1,265,000, $1,254,000 and $1,547,000 for the ten months ended December 31, 1998, and for the fiscal years ended February 22, 1998 and February 23, 1997, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the following:

     (In thousands)
                                                                 December 31, 1998   February 22, 1998
                                                                 -----------------   -----------------
     Goodwill, net of accumulated amortization of $135                 $8,158             $   --

     IT Service contracts, net of accumulated amortization
       of $60 and $2,960 at December 31, 1998 and February
       22, 1998, respectively                                             479              1,192

     Software development costs, net of accumulated
       amortization of $1,613 and $1,625 at December 31, 1998
       and February 22, 1998, respectively                                460              1,067
                                                                       ------             ------
                                                                       $9,097             $2,259
                                                                       ======             ======


Related amortization expense charged to operations is as follows:

(In thousands)                         Ten Months Ended      Year Ended          Year Ended
                                       December 31, 1998  February 22, 1998   February 23, 1997
                                       -----------------  -----------------   -----------------
Goodwill                                      $135              $ --                $ --
IT Service contracts                           311               248                 389
Capitalized software development               259               200                 131
                                              ----              ----                ----
                                              $705              $448                $520
                                              ====              ====                ====

5. DEBT

On June 9, 1998, the Company signed a $3 million credit facility with a bank. Advances under the facility are subject to availability based on eligible accounts receivable and certain financial covenants, including tangible net worth, debt to tangible net worth and quick ratio minimum requirements. Under the facility, a $2 million accounts receivable line of revolving credit has been designated for working capital and $1 million has been designated to finance potential acquisitions under the Company's current business plan. Amounts drawn under the accounts receivable line bear interest at the bank's prime rate plus 2 percent. There were no outstanding borrowings at

December 31, 1998 under the accounts receivable line of revolving credit. Borrowings for acquisitions approved by the bank mature four years from the date of funding and bear interest at the bank's prime rate plus 2.5 percent (10.25% at December 31, 1998). A portion of the DCI acquisition was financed with $1.0 million of cash proceeds under the acquisition portion of the credit facility provided by the bank. At December 31, 1998, the outstanding balance on this loan is $937,501. Should the Company desire to pay dividends, any such dividends would be subject to the prior written consent of the Company's bank and to any preferential rights to receive dividend payments contained in any securities subsequently issued by the Company. The line of credit is secured by substantially all of the Company's assets. As additional consideration for granting the credit facility, the Company issued to the bank warrants to purchase 33,000 shares of the Company's common stock at $2.50 per share.

6. SHAREHOLDERS' EQUITY

PREFERRED STOCK

In addition to the $1.0 million of cash proceeds provided under a four year bank term-loan (Note 5), the acquisition of DCI was financed with $8.0 million obtained under a Securities Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, ING Equity Partners II, L.P. ("ING") agreed, subject to certain conditions, to invest up to $20 million in redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") of the Company. The Purchase Agreement provides for the purchase of Redeemable Preferred Stock in three tranches of $8 million, $7 million, and up to $5 million. The first tranche was completed concurrent with the acquisition of DCI and the second tranche was funded on October 20, 1998 after shareholder approval. In connection with its investment, ING was granted warrants to purchase 5,833,188 shares of the Company's common stock for $2.50 per share. Warrants were assigned a value of $1.7 million, determined by an independent appraisal. The value assigned to warrants and direct costs associated with issuance aggregating approximately $484,000 reduced the initial carrying value of the Redeemable Preferred Stock to $12,752,000. The difference between the initial carrying value and the Redeemable Preferred Stock's liquidation value of $15,000,000 is being accreted through periodic charges to accumulated deficit. Such accretion aggregated $72,000 during the ten months ended December 31, 1998.

The redeemable preferred stock is non-voting, except for one share that entitles ING to vote on all matters an aggregate number of votes equal to the number of unexercised warrants held by ING as of the record date.

Dividends are cumulative and are payable quarterly in arrears on the Redeemable Preferred Stock at an initial 9% cumulative annual dividend rate, which increases to 11% on July 1, 2000 and thereafter increases an additional 1% annually. All outstanding preferred shares mature on June 30, 2005 or earlier in the event of default, and may be redeemed at any time by the Company in cash. In the event of a public offering, the Company is required to apply 50% of the net proceeds toward the redemption of the then outstanding redeemable preferred stock. In the period ended December 31, 1998, dividends aggregating $364,000 were charged to accumulated deficit, of which $58,000 were paid.

All outstanding non-voting preferred stock is exchangeable, upon approval of the Board of Directors, into subordinated debentures whose maturity, variable interest rate and liquidation preference would be equal to the exchanged preferred stock. The subordinated debentures also have mandatory redemption rights payable in cash on terms equal to the exchanged preferred stock.

If the Company elects to close the third tranche, subject to certain conditions, ING will invest up to an additional $5 million, the proceeds from which must be used for certain acquisitions. In such event, ING will be granted warrants to purchase additional shares of common stock which, together with previously issued warrants will total up to 8,753,626 shares, at $2.50 per share. The third closing must occur, if at all, on or before June 30, 1999.

There is no assurance that the third tranche of the ING transaction will be consummated. If the Company elects to redeem the Redeemable Preferred Stock prior to June 30, 2000, the shares purchasable pursuant to the Warrants outstanding at December 31, 1998 will be reduced by approximately 600,000 shares, assuming all three tranches are closed.

PRO FORMA BALANCE SHEET - UNAUDITED

During February 1999, the Company restructured $12.5 million liquidation value of its outstanding $15.0 million liquidation value redeemable preferred stock. The restructured redeemable preferred stock carry the same terms as described above except that each share is automatically convertible at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Accordingly, the restructured redeemable preferred stock is reflected as a component of shareholders' equity on the accompanying pro forma balance sheet. The pro forma balance sheet is presented herein to show the effects of the preferred restructuring as if the restructuring occurred on December 31, 1998. The remaining originally issued redeemable preferred stock, not presented as a component of shareholders' equity, will be accreted over seven years to its redemption value of $2.5 million.

COMMON STOCK

Under the terms of the Company's Stock Incentive Award Plan, the Board of Directors is authorized to award up to 150,000 restricted shares of common stock. These shares are issued subject to certain transfer restrictions, including the passage of time, ranging from one to ten years. The Company has granted 131,050 restricted shares of common stock to certain employees, without cost. The shares are subject to forfeiture under certain circumstances, and 25% of such shares vests each year, beginning on the date of grant. As of December 31, 1998, all restricted shares granted have vested.

The Company's 1996 Non-employee Director Stock Compensation Plan provides to non-employee directors the opportunity to receive shares of common stock in lieu of cash compensation paid for services as a director, in an amount equal to the value of cash compensation otherwise paid for service as a director. The total number of shares reserved is 100,000 shares. As of December 31, 1998, 99,999 shares have been issued. The fair market value of these shares totaling $56,000 and $90,000 was charged to expense in fiscal years 1998 and 1997, respectively. No additional stock is available under this plan.

WARRANTS

In addition to the warrants granted to ING (see above), the Company has granted additional warrants as follows:

In connection with a public offering in fiscal 1993, Company granted to its underwriter a warrant to purchase 139,315 units with an exercise price of $1.95 per unit. Those warrants were exercised during the ten-month period ended December 31, 1998, providing net proceeds to the Company of $272,000. Pursuant to the terms of an amendment to a loan agreement signed in October 1996, the Company issued 25,000 warrants to a bank which are exercisable for five years at $1.81 per share. Also in October 1996, the Company issued a warrant to purchase 300,000 shares of common stock exercisable for five years at $3.00 per share to its financial advisor. In June 1998, the Company issued 33,000 warrants to a bank which are exercisable for seven years at $2.50 per share. In October 1998, the Company granted an additional 200,000 warrants to a financial advisor, exercisable for five years at $3.23 per share.

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

OPTIONS

In October 1998, the shareholders approved a new Stock Option and Award Plan (the "1998 Plan") which provides for the grants of (i) qualified incentive stock options ("ISOs") which meet the requirements of Section 422 of the Internal Revenue Code; (ii) stock options not so qualified ("NQSOs"); (iii) deferred stock in which delivery of common stock occurs upon expiration of a deferral period; (iv) restricted stock, in which common stock is granted to participants subject to restrictions on transferability and other restrictions, which lapse over time; (v) performance shares, consisting of a right to receive common stock subject to restrictions based upon the attainment of specified performance criteria; and (vi) stock appreciation rights, whether in conjunction with the grant of stock options or independent of such grant, or stock appreciation rights that are only exercisable in the event of a change in control of the Company or upon other events. A total of 2,000,000 shares of common stock are available for issuance under this Plan.

As of December 31, 1998, the Company's 1993 Employee Stock Option Plan provides for the Board to award up to 925,000 shares of common stock to employees of the Company.

In connection with the DCI acquisition , 195,000 non-qualified stock options were issued to employees outside of the above Plans.

The following table contains a summary of transactions related to options for the ten months ended December 31, 1998, and the fiscal years ended February 22, 1998 and February 23, 1997:

                                                          Weighted Average
                                            Options       Price per Share
                                           ---------      ----------------
Outstanding at February 25, 1996             546,849           $1.04
Granted                                      628,500           $2.62
Expired/canceled                            (262,140)          $2.55
Exercised                                    (62,770)          $1.69
                                           ---------

Outstanding at February 23, 1997             850,439           $2.16
Granted                                      337,500           $1.24
Expired/canceled                            (143,000)          $1.63
Exercised                                    (40,000)          $0.94
                                           ---------

Outstanding at February 22, 1998           1,004,939           $1.97
Granted                                    1,713,578           $2.29
Expired/canceled                            (272,689)          $1.89
Exercised                                     (6,250)          $1.44
                                           ---------

Outstanding at December 31, 1998           2,439,578           $2.21
                                           =========

Exercisable at:
   February 23, 1997                         464,689           $1.93
   February 22, 1998                         457,064           $2.13
   December 31, 1998                         823,179           $2.21

Available for grant:
   February 23, 1997                         269,561
   February 22, 1998                          65,061
   December 31, 1998                         699,172

Options outstanding at December 31, 1998 have exercise prices and weighted average remaining lives as follows: 22,500 shares at $0.78 with a remaining life of 1.3 years, 337,500 shares at $1.03 to $1.44 per share with a remaining life of 3.7 years, 1,383,781 shares at $1.63 to $2.06 with a remaining life of 9.5 years, and 695,797 shares at $2.69 to $3.94 per share with a remaining life of
6.5 years.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions: risk-free interest rate of 5.8% for the fiscal periods presented; volatility factors of the expected market price of the Company's common stock of 0.6 for all three fiscal periods; and a weighted average expected life of the options of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     Ten Months Ended        Year Ended            Year Ended
(In thousands, except per share information)         December 31, 1998    February 22, 1998     February 23, 1997
                                                     -----------------    -----------------     -----------------
Pro forma net loss                                        $(10,403)           $ (3,516)             $ (2,873)
Pro forma net loss attributable to common shares          $(10,839)           $ (3,516)             $ (2,873)
Pro forma basic and diluted loss per share                $  (0.98)           $  (0.32)             $  (0.30)

The per share weighted average fair value of options granted during the ten months ended December 31, 1998 and the fiscal years ended February 23, 1997 and February 22, 1998 were $1.30, $1.24, and $2.62, respectively. Because Statement 123 is applicable only to options issued after February 24, 1996, its pro forma effect will not fully be reflected until 1999. Accordingly, the effect of applying Statement 123 for providing pro forma disclosures is not likely to be representative of the effects on reported net income (loss) for future years.

As of December 31, 1998, the Company has 6,402,826 warrants outstanding and 2,439,578 options outstanding, or a total of 8,842,404 shares of common stock reserved for issuance pursuant to option and warrant agreements.

7. OPERATING CHARGES

Significant to the comparative results of operations for the ten months ended December 31, 1998 are charges totaling $4,679,000. These charges are comprised of the following: (i) $2,230,000 to write-down impaired tangible and intangible assets from non-core business acquired prior to 1998 to their estimated fair values based on estimated cash flows, and write-down of accounts receivable related to non-core operations, (ii) $910,000 to write-down impaired fixed assets and inventory related to end-of-life proprietary product lines to their estimated fair values, (iii) $813,000 related to software products obsolesced by the introduction of new products, (iv) $379,000 resulting from the write-off of notes receivable from previously sold assets and subsidiaries, (v) $256,000 of indirect financing costs related to the sale of redeemable preferred stock and warrants and the expensing of previously capitalized costs associated with abandoned acquisitions, and (vi) $91,000 in write-offs of costs related to Year 2000 issues and adjustments of warranty and other liabilities. The table below summarizes where these charges have been recognized on the statement of operations for the periods ended December 31, 1998 (in thousands):

                                                    Cost of     Operating    Impairment
                                                     Sales       Expenses      Charge       Other       Total
                                                    -------     ---------    ----------     ------      ------
Impairment of tangible and intangible assets        $  147        $  495        $1,588      $   --      $2,230
Write-down of fixed assets and inventory                60            --           850          --         910
Software obsolescence                                  730            83            --          --         813
Loss on sale of assets and subsidiaries                 --            --            --         379         379
Indirect financing costs                                --           256            --          --         256
Year 2000 issues and operating expenses                 25            66            --          --          91
                                                    ------        ------        ------      ------      ------
    Total                                           $  962        $  900        $2,438      $  379      $4,679
                                                    ======        ======        ======      ======      ======

8. INCOME TAXES

The current provision (benefit) for income taxes consists of the following:

(In thousands)
                Ten Months Ended           Year Ended             Year Ended
                December 31, 1998       February 22, 1998      February 23, 1997
                -----------------       -----------------      -----------------
Foreign                 $ --                $(31)                     $ 25
State                     15                  10                         3
                        ----                ----                      ----
                        $ 15                $(21)                     $ 28
                        ====                ====                      ====

Temporary differences and net operating loss carryforwards that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

(In thousands)
                                              December 31, 1998   February 22, 1998
                                              -----------------   -----------------
Deferred tax assets:
   Net operating loss carryforward                 $ 13,573           $  8,793
   Tax credits                                          991                899
   Accruals not currently deductible for tax
     purposes                                         1,400                123
   Depreciation and capitalized software                (57)                33
   Translation adjustment                                20                 25
   Other                                                 80                 38
   Valuation allowance                              (16,007)            (9,911)
                                                   --------           --------
     Total deferred tax asset                            --                 --
                                                   --------           --------
Deferred tax liabilities                                 --                 --
                                                   --------           --------
Net deferred taxes                                 $     --           $     --
                                                   ========           ========

The change in the valuation allowance was a net increase of $6,096,000 and $829,000 for ten months ended December 31, 1998 and the fiscal year ended February 22, 1998, respectively. The valuation allowance was increased since the realization of deferred tax assets is uncertain.

The Company has federal net operating loss carryforwards totaling approximately $37,000,000 at December 31, 1998, which begin to expire in 2006, if not utilized. Due to the exercise of the Redeemable Public Warrants in fiscal year ended February 23, 1997, the Company experienced a change of ownership as defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of approximately $19,000,000 of the net operating loss carryforwards is limited to approximately $1,300,000 per year. In addition, approximately $6,500,000 of acquired net operating loss carryforwards is limited to approximately $400,000 per year as a result of another change in ownership.

The recognition of tax benefits associated with approximately $13.6 million of net operating loss carryforwards and deductible temporary differences arising as a result of the acquisition of Delta CompuTec Inc., will first reduce goodwill and other noncurrent intangible assets related to the acquisition, and then income tax expense.

A reconciliation of income tax expense (benefit) to the statutory U.S. federal income tax rate follows:

                                   Ten Months Ended       Year Ended           Year Ended
                                   December 31, 1998   February 22, 1998    February 23, 1997
                                   -----------------   -----------------    -----------------
Statutory U.S. federal
  income tax rate (benefit)              (34.0)%             (34.0)%             (34.0)%
Changes in taxes resulting from:
   Foreign losses and excess rates         0.3                (1.0)                1.2
   Domestic losses with no tax
      benefit                             33.4                34.0                32.7
   Other items, net                        0.5                 0.4                 1.1
                                         -----               -----               -----
Effective tax rate                         0.2%               (0.6)%               1.0%
                                         =====               =====               =====

United States and foreign income (loss) before taxes are as follows:

(In thousands)
                                   Ten Months Ended       Year Ended           Year Ended
                                   December 31, 1998   February 22, 1998    February 23, 1997
                                   -----------------   -----------------    -----------------
Domestic                                $(9,439)            $(3,524)             $(2,933)
Foreign                                     (88)                206                  191
                                        -------             -------              -------
                                        $(9,527)            $(3,318)             $(2,742)
                                        =======             =======              =======

9. COMMITMENTS AND CONTINGENCIES

The Company leases its manufacturing and office facilities and certain equipment under operating leases that expire on various dates through 2001. Rent expense during the ten months ended December 31, 1998 and the fiscal years ended February 22, 1998 and February 23, 1997 was $1,415,000, $1,213,000, and
$1,318,000, respectively. The Company's annual minimum lease commitments under non-cancelable operating leases, net of sublease income of $186,000 for 1999, are as follows:

                              (In thousands)
          1999                    $1,140
          2000                       711
          2001                       241
                                  ------
                                  $2,092
                                  ======

The Company is currently involved in certain claims and litigation. The Company does not consider any of these claims or litigation to be material. Management has made provisions in the Company's financial statements for the settlement of lawsuits for which unfavorable outcomes are both probable and estimable. In the opinion of management, results of known existing claims and litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution profit sharing plan, which has been qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of its full-time employees. Company contributions to the plan are at the sole discretion of the Company's Board of Directors and cannot exceed the maximum allowable deduction for federal income tax purposes. There were no discretionary Company contributions for the ten-month period ended December 31, 1998 or for the fiscal years ended February 22, 1998 and February 23, 1997. Voluntary employee contributions are matched at a rate of 20% of employee contributions up to a total of 5.0% of the employee's salary for participants with an annual income of less than $29,999. Matching contributions were $21,000, $20,000, and $29,000 for the ten-month period ended December 31, 1998 and the fiscal years ended February 22, 1998 and February 23, 1997, respectively.

In fiscal 1997, the Company adopted a new Employee Stock Purchase Plan, covering substantially all of its full-time employees, enabling employees to acquire shares of the Company's stock at 85% of the lower of (i) the fair market value of a share on the first trading day of the date of grant, or (ii) the fair market value of a share on the date of exercise, up to an aggregate of 350,000 shares of common stock. Voluntary employee purchases under the plan in the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998 were $26,000 and $20,000, respectively.

11. INDUSTRY SEGMENT INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supercedes Statement of Financial Accounting Standards No.
14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 is effective for the Company's ten-month period ended December 31, 1998 and does not affect the Company's financial position or results of operations, but did affect the following disclosure of segment information.

The Company operates in two business segments: the servicing of computer systems, networks and related products and the manufacture and sale of computer systems, software and related products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the product segment.

Selected financial information for the Company's reportable segments for the ten months ended December 31, 1998 and the fiscal years ended February 22, 1998 and February 23, 1997 follows:

                                                                             Corporate
(In thousands)                             IT Services     Product           Expenses       Consolidated
--------------                             -----------     -------           ---------      ------------
TEN MONTHS ENDED DECEMBER 31, 1998
Revenues from external customers            $ 20,072       $  4,068          $     --       $ 24,140
Significant operating charges (Note 7)         1,042            534             3,103          4,679
Segment income (loss)                         (2,047)        (2,067)(1)        (5,428)        (9,542)
Segment assets                                16,547          2,240             7,644         26,431
Depreciation and amortization                  1,330            318               322          1,970
Expenditures for long-lived assets             1,083            291               742          2,116

FISCAL YEAR ENDED FEBRUARY 22, 1998
Revenues from external customers            $ 13,223       $  6,104          $     --       $ 19,327
Segment income (loss)                            432         (1,862)(1)        (1,867)        (3,297)
Segment assets                                 5,527          4,469             5,792         15,788
Depreciation and amortization                  1,037            400               265          1,702
Expenditures for long-lived assets               571            560               671          1,802

FISCAL YEAR ENDED FEBRUARY 23, 1997
Revenues from external customers            $ 14,627       $  8,885          $     --       $ 23,512
Segment income (loss)                          1,361         (2,572)(1)        (1,559)        (2,770)
Segment assets                                 2,991          4,893             9,311         17,195
Depreciation and amortization                  1,096            637               334          2,067
Expenditures for long-lived assets               370            997                31          1,398

(1) Includes expenses attributable to the marketing and launching of the AlphaCONNECT software products of $1,684,000, $2,281,000 and $1,162,000 for the ten months ended December 31, 1998 and the fiscal years ended February 22, 1998 and February 23, 1997, respectively.

During the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998 there were no significant revenues or long-lived assets outside of the United States. During the fiscal year ended February 23, 1997, revenues of $2,728,000 were in Europe and Australia combined, and all other significant revenues were in the United States. Also, all significant long-lived assets held at February 23, 1997 were in the United States.

No single customer accounted for 10% or more of the Company's sales.

                               ALPHA MICROSYSTEMS
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at              Additions                 Balance at
                                   Beginning               Charged to                   End
                                   of Period     Other      Expense     Deductions   of Period
                                   ---------     -----     ----------   ----------   ----------
Allowance for doubtful accounts:
 December 31, 1998                    $294      $ 94(1)      $548(2)      $236(3)      $700
 February 22, 1998                     139                    194           39          294
 February 23, 1997                     927                     64          852(4)       139

(1)  Balance transferred as part of the acquisition of DCI.

(2) Includes $495,000 for the write-down of accounts receivable related to non-core operations.

(3) Includes the write-off of $108,000 of accounts receivable related to non-core operations.

(4) Deduction is primarily the result of the sale of AMGB, AlphaHealthCare and PANDA and the disposition of a fully reserved individual account of approximately $362,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALPHA MICROSYSTEMS

Date:  March 29, 1999                     By: /s/ DOUGLAS J. TULLIO
                                              ----------------------------------
                                              Douglas J. Tullio
                                              President, Chief Executive Officer


                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Douglas J. Tullio and Jeffrey J. Dunnigan, and each and any of them, as attorneys-in-fact and agents with full powers of substitution to sign on his behalf, individually and in the capacity stated below, and to file any amendments to this Transition Report on Form 10-K with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 1999               By: /s/ DOUGLAS J. TULLIO
                                        ---------------------------------------
                                        Douglas J. Tullio
                                        Chairman of the Board, President, Chief
                                        Executive Officer, Director

Date:  March 29, 1999               By: /s/ JEFFREY J. DUNNIGAN
                                        ----------------------------------
                                        Jeffrey J. Dunnigan
                                        Vice President
                                        Chief Financial Officer, Secretary

Date:  March 29, 1999               By: /s/ ROCKELL N. HANKIN
                                        ----------------------------------
                                        Rockell N. Hankin
                                        Director

Date:  March 29, 1999               By: /s/ RICHARD E. MAHMARIAN
                                        ----------------------------------
                                        Richard E. Mahmarian
                                        Director

Date:  March 29, 1999               By: /s/ CLARKE E. REYNOLDS
                                        ----------------------------------
                                        Clarke E. Reynolds
                                        Director

Date:  March 29, 1999               By: /s/ BENJAMIN P. GIESS
                                        ----------------------------------
                                        Benjamin P. Giess
                                        Director

Date:  March 29, 1999               By: /s/ CARLOS D. DE MATTOS
                                        ----------------------------------
                                        Carlos D. DeMattos
                                        Director

Date:  March 29, 1999               By: /s/ SAM YAU
                                        ----------------------------------
                                        Sam Yau
                                        Director

                                 EXHIBIT INDEX


  4.9 Certificate of Determination of Rights and Preferences of Class A1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class A2 Cumulative, Redeemable and Exchangeable Preferred Stock, Class B1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class C1 Cumulative, Redeemable and Exchangeable Preferred Stock and Class D Cumulative, Redeemable and Exchangeable Preferred Stock

  4.10 Preferred Shareholder Agreement by and between Registrant and sole holder of shares of issued and outstanding Class A Cumulative, Redeemable and Exchangeable Preferred Stock and Class B Cumulative, Redeemable and Exchangeable Preferred Stock dated January 22, 1999

*10.42  Management Deferred Compensation Plan dated November 1, 1998

 10.43 First Amendment to Security and Loan Agreement and Addendum Thereto by and between Registrant and Imperial Bank dated November 22, 1998

 10.44 First Amendment to Credit Terms and Conditions by and between Registrant and Imperial Bank dated November 22, 1998

*10.45 Consulting Agreement by and between Registrant and Randy Parks dated March 15, 1999

 21     Subsidiaries

 23     Consent of Independent Auditors

 24 Power of Attorney (included on signature pages of this Transition Report on Form 10-K)

 27     Financial Data Schedule

(* Denotes Management Contract or Compensation Plan)