Form 10-Q
period 1999-03-31
ALPHA MICROSYSTEMS
filed 1999-05-14
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1999
                                              Or

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

                                 Yes [X] No [ ]


As of May 4, 1999, there were 11,593,882 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS



                                                                      PAGE NUMBER
                                                                      -----------
PART I-- FINANCIAL INFORMATION

   Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at March 31,
              1999 (Unaudited) and December 31, 1998                        3

              Condensed Consolidated Statements of Operations
              (Unaudited) for the Three Months Ended March 31,
              1999 and March 22, 1998                                       4

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the Three Months Ended March 31,
              1999 and March 22, 1998                                       5

              Notes to Condensed Consolidated Financial Statements          6

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9


PART II-- OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        March 31, 1999  December 31,
                                                                         (Unaudited)        1998
                                                                        --------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $  3,152       $  4,930
   Restricted cash                                                              384            384
   Accounts receivable, net of allowance for doubtful accounts
     of $668 at March 31, 1999 and $700 at December 31, 1998                  7,094          6,473
   Prepaid expenses and other current assets                                  1,288          1,229
                                                                           --------       --------
     Total current assets                                                    11,918         13,016

Property and equipment, net of accumulated depreciation of
     of $9,539 at March 31, 1999 and $9,281 at December 31, 1998              4,030          3,776
Intangibles, net                                                              9,266          9,097
Other assets                                                                    413            542
                                                                           --------       --------
                                                                           $ 25,627       $ 26,431
                                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                         $    250       $    250
   Accounts payable                                                           3,485          3,686
   Accrued compensation                                                       1,393          1,530
   Deferred revenue                                                           3,356          3,142
   Other accrued liabilities                                                    981          1,480
                                                                           --------       --------
     Total current liabilities                                                9,465         10,088

Long-term debt                                                                  674            741
Other long-term liabilities                                                     113            105

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 and 15,001 issued and outstanding at March 31, 1999 and December 31, 1998, respectively,
   liquidation value $2,556                                                   2,149         12,824

Shareholders' equity:
   Redeemable preferred stock, no par value; 5,000,000 shares authorized; 12,500 issued and outstanding at March 31, 1999,
     liquidation value $12,781                                               10,694           --
   Common stock, no par value; 40,000,000 shares authorized;
     11,558,882 and 11,193,952 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                      32,684         31,632
   Warrants                                                                   1,764          1,764
   Accumulated deficit                                                      (31,939)       (30,739)
   Accumulated other comprehensive income                                        23             16
                                                                           --------       --------
     Total shareholders' equity                                              13,226          2,673
                                                                           --------       --------
                                                                           $ 25,627       $ 26,431
                                                                           ========       ========


See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   Three Months Ended
                                               --------------------------
                                               March 31,        March 22,
                                                 1999             1998
                                               ---------        ---------
Net sales:
  IT Services                                  $  8,391         $  3,906
  Product                                         1,214            1,229
                                               --------         --------
     Total net sales                              9,605            5,135
                                               --------         --------

Cost of sales:
  IT Services                                     6,356            3,303
  Product                                           888              942
                                               --------         --------
     Total cost of sales                          7,244            4,245
                                               --------         --------

Gross margin                                      2,361              890

Operating expenses:
  Selling, general and administrative             2,861            1,733
  Engineering, research and development             321              299
                                               --------         --------
     Total operating expenses                     3,182            2,032
                                               --------         --------

Loss from operations                               (821)          (1,142)

Other (income) expense:
  Interest income                                   (40)             (54)
  Interest expense                                   27                9
  Other expense (income), net                        11               46
                                               --------         --------
     Total other (income) expense                    (2)               1
                                               --------         --------

Loss before taxes                                  (819)          (1,143)
Income tax expense (benefit)                         --              (32)
                                               --------         --------
Net loss                                       $   (819)        $ (1,111)
                                               ========         ========

Net loss attributable to common shares         $ (1,201)        $ (1,111)
                                               ========         ========

Basic and diluted net loss per share           $  (0.10)        $  (0.10)
                                               ========         ========
Number of shares used in computing
  basic and diluted per share amounts            11,549           10,909
                                               ========         ========


See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                               Three Months Ended
                                                                           -------------------------
                                                                           March 31,       March 22,
                                                                             1999            1998
                                                                           ---------       ---------
Cash flows from operating activities:
    Net loss                                                                $  (819)        $(1,111)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                         420             487
          Provision for losses on accounts receivable                           (23)            167
    Other changes in operating assets and liabilities,
       net of effects of acquisitions:
          Accounts receivable                                                  (598)           (389)
          Prepaid expenses and other current assets                             (19)           (139)
          Accounts payable and accrued liabilities                             (692)            369
          Accrued compensation                                                 (137)            186
          Deferred revenue                                                      214              45
          Other, net                                                             31             130
                                                                            -------         -------
                       Net cash used in operating activities                 (1,623)           (255)
                                                                            -------         -------

Cash flows from investing activities:
    Acquisition of IT Services assets                                          (196)         (1,511)
    Purchases of equipment                                                     (507)           (366)
    Capitalization of software development costs                                (64)           (235)
    Proceeds from sale of short-term investments                                 --           3,829
    Other, net                                                                  (12)             24
                                                                            -------         -------
                 Net cash (used in) provided by investing activities           (779)          1,741
                                                                            -------         -------

 Cash flows from financing activities:
    Issuance of common stock                                                  1,052              39
    Line of credit, net                                                          --           1,000
    Principal repayments on debt                                               (108)            (43)
    Payment of preferred stock dividend                                        (306)             --
    Other, net                                                                  (16)             --
                                                                            -------         -------
                       Net cash provided by financing activities                622             996

Effect of exchange rate changes on cash and cash equivalents                      2              (2)
                                                                            -------         -------

(Decrease) increase in cash and cash equivalents                             (1,778)          2,480
Cash and cash equivalents at beginning of period                              4,930           1,157
                                                                            -------         -------

Cash and cash equivalents at end of period                                  $ 3,152         $ 3,637
                                                                            =======         =======


See accompanying notes.

                               ALPHA MICROSYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM ACCOUNTING POLICY

In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 1999, and the consolidated results of its operations for the three-month periods ended March 31, 1999 and March 22, 1998, and its cash flows for the three-month periods ended March 31, 1999 and March 22, 1998. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's Transition Report on Form 10-K for the ten months ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any future period.

FISCAL YEAR

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. The periods ended March 31, 1999 and March 22, 1998 include the same number of weeks.

REVENUE RECOGNITION

The Company recognizes revenue on its IT Services sales and post contract customer support on a straight-line basis over the contract period and recognizes revenue on its product sales on shipment. When significant obligations remain after a product has been delivered, revenue is not recognized until obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized. Revenue is recognized only when collection of the resulting receivable is probable.

PER SHARE INFORMATION

Basic and diluted net loss per share is based on the weighted average common shares outstanding during the periods presented and excludes the anti-dilutive effects of options and warrants. The net loss has been adjusted to reflect dividends earned and accretion related to redeemable preferred shares outstanding, as shown below:

                                                    Three Months Ended
                                                ---------------------------
                                                March 31,         March 22,
                                                  1999              1998
                                                ---------         ---------
Net loss                                         $  (819)          $(1,111)
Accretion on redeemable preferred stock              (44)               --
Dividends on redeemable preferred stock             (338)               --
                                                 -------           --------
Net loss to common shareholders                  $(1,201)          $(1,111)
                                                 =======           =======

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended March 31, 1999 and March 22, 1998, total comprehensive loss amounted to $812,000 and $1,109,000, respectively.

2.  ACQUISITION OF DELTA COMPUTEC INC.

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

The pro forma financial information below reflects the acquisition of DCI and the related purchase price financing through the sale of redeemable preferred stock, warrants and term loan borrowings as if the acquisition occurred as of December 22, 1997.

                                                                   Three months ended
                                                             -----------------------------
                                                             March 31,           March 22,
                                                               1999                1998
                                                             ---------           ---------
        Revenue                                              $   9,605           $   8,542
        Net loss                                                  (819)               (685)
        Basic and diluted net loss per common share          $   (0.10)          $   (0.08)

3.  DIVESTITURE OF TELEPHONE INSTALLATION BUSINESS

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. As a result of this sale, the results of operations during the second quarter ending June 30, 1999 is expected to include a gain of approximately $150,000 to $250,000. The results from operations during the quarter ended March 31, 1999 includes a net loss of $172,000 or $0.01 per share on $560,000 of revenue related to this business. The results from operations during the quarter ended March 22, 1998, includes net loss of $93,000 or $0.01 per share on $640,000 of revenue related to this business.

4.  REDEEMABLE PREFERRED STOCK

During February 1999, the Company restructured $12.5 million liquidation value of its outstanding $15.0 million liquidation value redeemable preferred stock. The restructured redeemable preferred stock carry the same terms as the originally issued redeemable preferred stock, except that each share is automatically converted at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Accordingly, the restructured redeemable preferred stock is reflected as a component of shareholders' equity on the balance sheet as of March 31, 1999. The remaining originally issued redeemable preferred stock, not presented as a component of shareholders' equity, is being accreted over seven years to its redemption value of $2.5 million.

5.  CONTINGENCIES

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

6.      INDUSTRY SEGMENT INFORMATION

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

Selected financial information for the Company's reportable segments for the three months ended March 31, 1999 and March 22, 1998 follows:

                                                                              Corporate
(In thousands)                          IT Services          Product           Expenses        Consolidated
                                        -----------          -------          ----------       ------------
THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers           $ 8,391           $ 1,214           $    --           $ 9,605
Segment income (loss)                            1              (221)             (599)             (819)
THREE MONTHS ENDED MARCH 22, 1998
Revenues from external customers           $ 3,906           $ 1,229           $    --           $ 5,135
Segment income (loss)                          (14)             (591)             (506)           (1,111)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995 (the "Reform Act") and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of Alpha Micro, and the Company intends that such forward-looking statements be subject to the safe harbors created by the Reform Act. These forward looking statements include (i) revenues to be recognized from contracts with major distributors; (ii) the Company's ability to fund its acquisition strategy; (iii) the estimated gain from the sale of the telephone installation business; and (iv) the discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The forward-looking statements are dependent on a number of factors, including (i) the economic and competitive environment of the computer maintenance and information technology ("IT") support services industry in general, and in the Company's specific market areas, (ii) its ability to identify acquisition candidates, (iii) the Company's ability to successfully integrate acquired operations with its existing operations, (iv) the Company's ability to develop, produce, and market products and services that incorporate new technology, that are priced competitively, and achieve significant market acceptance, (v) whether the Company's products and IT Services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (vi) changes in the cost of IT Services (vii) the Company's ability to deliver commercial quantities of new products in a timely manner, (viii) the Company's ability to manage risks associated with its operating strategies, (ix) changes in the Company's operating strategy and capital expenditure plans, (x) the Company's ability to manage its expenses commensurate to its revenues, and (xi) the Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, that could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review and (xii) other factors. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking information included herein. The inclusion of such information should not be regarded as a representation by the Company, or any other person that the objectives or plans of the Company will be achieved.

SUMMARY

The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three-month periods ended March 31, 1999 and March 22, 1998:

                                                      Relationship to Net Sales
                                                     ---------------------------
                                                          Three Months Ended
                                                     ---------------------------
                                                     March 31,         March 22,
                                                       1999              1998
                                                     ---------         ---------
    Net sales:
      IT Services                                       87.4%             76.1%
      Product                                           12.6              23.9
                                                      ------            ------
         Total net sales                               100.0             100.0
    Cost of sales                                       75.4              82.7
                                                      ------            ------
    Gross margin                                        24.6              17.3

    Selling, general and administrative expense         29.8              33.7
    Engineering, research and development
        expense                                          3.3               5.8
    Interest (income) expense, net                      (0.1)             (0.9)
    Other (income) expense, net                          0.1               0.9
                                                      ------            ------
    Loss before taxes                                   (8.5)            (22.2)
    Provision for income taxes                            --              (0.6)
                                                      ------            ------
    Net loss                                            (8.5)%           (21.6)%
                                                      ======            ======

FISCAL YEAR

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. The periods ended March 31, 1999 and March 22, 1998 include the same number of weeks.

GENERAL

During February 1999, the Company restructured $12.5 million liquidation value of its outstanding $15.0 million liquidation value redeemable preferred stock. As a result of this restructuring, total shareholders' equity was increased $10.7 million. The restructured redeemable preferred stock carry the same terms as the preferred stock originally issued except that each share is automatically converted at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Accordingly, the restructured redeemable preferred stock is reflected as a component of shareholders' equity on the accompanying March 31, 1999 balance sheet. The remaining originally issued redeemable preferred stock, not presented as a component of shareholders' equity, will be accreted over seven years to its redemption value of $2.5 million.

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. As a result of this sale, the results of operations during the second quarter ending June 30, 1999 is expected to include a gain of approximately $150,000 to $250,000. The results from operations during the quarter ended March 31, 1999 includes a net loss of $172,000 or $0.01 per share on $560,000 of revenue related to this business. The results from operations during the quarter ended March 22, 1998 includes a net loss of $93,000 or $0.01 per share on $640,000 of revenue related to this business. The results from operations during the quarter ended March 22, 1998, includes net loss of $93,000 or $0.01 per share on $640,000 of revenue related to this business.

The Company had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $415,000 (including a negative EBITDA of $167,000 from the telephone installation business), during the quarter ended March 31, 1999 compared to a negative EBITDA of $701,000 (including a negative EBITDA of $64,000 from the telephone installation business) during the same period of the prior year.

RESULTS OF OPERATIONS

Net Sales

Total net sales increased $4,470,000, or 87.0 percent, to $9,605,000 for the three-month period ended March 31, 1999 from $5,135,000 for the three-month period ended March 22, 1998. The increase in total net sales is due to increases in IT Services revenues, primarily resulting from the acquisition of DCI.

IT Services Sales

IT Services revenue increased $4,485,000, or 114.8 percent, to $8,391,000 during the most recent three-month period over the respective prior period. The three-month revenue increase includes $3,999,000 from the DCI acquired operations offset by a decrease of $150,000 attributable to non-core businesses. The balance of the revenue increase during the three-month period of $636,000 is attributable to organic growth.

Product Sales

Total product revenues during the comparable three-month periods declined $15,000, or 1.2 percent, to approximately $1,214,000 from approximately $1,229,000. This decline includes $86,000 of European product sales, offset by an increase in domestic product sales of $71,000. No assurances can be made as to future product sales levels whether domestic or international.

Gross Margin

Total gross margin for the Company for the first three months of 1999 increased to 24.6 percent compared to 17.3 percent during the same period last year.

IT Services Gross Margin

IT Services gross margin increased to 24.3 percent for the three-month period ended March 31, 1999 from 15.4 percent during the same period in the prior year. The current quarter was positively effected by the increase in professional on-site services revenues which have a significantly higher gross margin. Off-setting this gross margin improvement were continuing increased direct operating costs related to new IT Services contracts with major distributors, for which the related services revenue has yet to achieve current capacity. Further, a continuing shift from proprietary to third-party IT Services is expected to continue to negatively impact gross margins in future periods.

Product Gross Margin

Product gross margin during the three-month period increased to 26.9% compared to 23.4% for the comparable prior year period. The product gross margin increase is also due to an increase in sales of the Company's proprietary AMOS products combined with decreased operating expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased $1,128,000 to $2,861,000 for the three-month period ended March 31, 1999 compared to $1,733,000 for the three-month period ended March 22, 1998. While total selling, general and administrative expense decreased as a percentage of revenue, such expenses increased due to additional general and administrative costs and goodwill amortization associated with the DCI acquisition. The current quarter also includes expenditures made in support of the Company's organic IT Services growth plan and the development of the Company's new website.

Research and Development

Research and development expenses (which include engineering support and services) incurred for the three-month period ended March 31, 1999 increased by $22,000 to $321,000 from $299,000 during the same period in the prior year. Research and development expenses as a percentage of product sales increased to
26.4 percent for the three months just ended from 24.3 percent during the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company's working capital decreased $475,000 from $2,928,000 at December 31, 1998 to $2,453,000. Net cash generated from financing activities of $622,000 was offset by: $196,000 of cash used for payments due for IT Services companies acquired in the prior year; $64,000 of cash used for software capitalized, including the further development of the Company's AlphaCONNECT technology; $507,000 of working capital to acquire equipment, including the further implementation of the Company's new integrated information system, and equipment purchases to support new service capabilities; and the remaining decrease due primarily to cash used by operations.

The Company believes that its current cash position, augmented by future operating activities, and working capital available through its Imperial Bank revolving credit facility, will provide sufficient resources to finance its working capital requirements through the next twelve months. Advances under the bank facility are subject to availability based on eligible accounts receivable and certain financial covenants, including tangible net worth, debt to tangible net worth and quick ratio minimum requirements. In order to fund its acquisition strategy, the Company expects that additional capital will be necessary. The Company's agreement with Hampshire Equity Partners II, L.P. (formerly known as ING Equity Partners II, L.P.) provides up to an additional $5 million as an equity investment, subject to certain conditions. The Company is also pursuing additional financing from other sources to support its acquisition strategy, although there can be no assurances that any financing will be available on acceptable terms. The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional proprietary business; the success, timing, and amount of investment required to penetrate the Internet/intranet markets; service revenue growth or decline; and potential acquisitions.

YEAR 2000 COMPLIANCE

Background

Most pre-1998 computers, software, and other equipment that utilize programming code, contain calendar year data that is abbreviated to only two digits. As a result of these design decisions, many of these systems could fail to operate or fail to produce correct results if "00" is not interpreted to mean 2000. These problems may not be fully recognized, either as to frequency or severity until the year 2000 arrives. These problems are commonly referred to as the "Millennium Bug" or "Year 2000 Problems".

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

Software Sold to Customers

The Company has been engaged for some time in the process of identifying and resolving potential Year 2000 Problems with the software products that it has developed and currently markets. However, management believes that it is not possible to determine with complete certainty if all Year 2000 Problems affecting the Company's software products will be identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems that are not under the Company's control.

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

Systems Other than Information Technology Systems

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of, remediating the Year 2000 Problem on its office and facilities equipment. The Company estimates that the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations and anticipates that this process will be completed by mid-1999. These estimates are being monitored and will be revised as additional information becomes available.

Suppliers

The Company has initiated communications with third-party suppliers of products or services used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving any Year 2000 Problems. However, the Company has limited or no control over the actions of these third-party suppliers. Thus, while the Company expects that it will not be impacted by any significant Year 2000 Problems experienced by its suppliers, there can be no assurance that its suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

Most Likely Consequences of Year 2000 Problems

The Company expects to identify and resolve the Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been or will be identified or corrected. The number of devices that are affected and the interactions among these devices are simply too numerous. In addition, accurate predictions of Year 2000 Problem-related failures that will occur or the severity, duration, or financial consequences of such failures cannot be made. As a result, management expects that the Company could likely suffer the following consequences:

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     See Exhibit Index.

(b) A Current Report on Form 8-K was filed by the Company on March 17, 1999 announcing the engagement of investment bankers.

        A Current Report on Form 8-K was filed by the Company on March 19, 1999 announcing the establishment of the Record Date for the Annual Meeting of Shareholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ALPHA MICROSYSTEMS
                                                    (Registrant)

Date: May 14, 1999                           By:/s/  Douglas J. Tullio
                                                -------------------------
                                             Chairman, CEO and President


Date: May 14, 1999                           By:/s/  Jeffrey J. Dunnigan
                                                -------------------------
                                             Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Number         Description of Documents
------         ------------------------
2.11           Agreement of Purchase and Sale by and between Alpha Technology
               Interconnect, Inc. and ADSI Telecom Services, Inc. dated March
               31, 1999

27             Financial Data Schedule