Form 10-Q
period 1999-06-30
ALPHA MICROSYSTEMS
filed 1999-08-16
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999 Or

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

                              Yes [X]    No [ ]

As of August 6, 1999, there were 11,629,827 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS

                                                                                 PAGE NUMBER
                                                                                 -----------
       PART I -- FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets at June 30,
                      1999 (Unaudited) and December 31, 1998                             3

                      Condensed Consolidated Statements of Operations
                      (Unaudited) for the Three and Six Months Ended June 30,
                      1999 and June 21, 1998                                             4

                      Condensed Consolidated Statements of Cash Flows
                      (Unaudited) for the Six Months Ended June 30,
                      1999 and June 21, 1998                                             5

                      Notes to Condensed Consolidated Financial Statements               6

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     10

       PART II -- OTHER INFORMATION

            Item 4.   Submission of Matters to a Vote of Security Holders               17

            Item 6.   Exhibits and Reports on Form 8-K                                  17



       SIGNATURES                                                                       18

       EXHIBIT INDEX                                                                    19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 June 30, 1999     December 31,
                                                                  (Unaudited)         1998
                                                                 -------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  3,048         $  4,930
   Restricted cash                                                       384              384
   Accounts receivable, net of allowance
      for doubtful accounts of $797 at June 30, 1999
      and $700 at December 31, 1998                                    5,778            6,473
   Prepaid expenses and other current assets                           1,183            1,229
                                                                    --------         --------
     Total current assets                                             10,393           13,016

Property and equipment, net of accumulated depreciation
     of $9,736 at June 30, 1999 and $9,281
     at December 31, 1998                                              5,152            3,776
Intangibles, net                                                       9,322            9,097
Other assets                                                             425              542
                                                                    --------         --------
                                                                    $ 25,292         $ 26,431
                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                  $  1,250         $    250
   Accounts payable                                                    2,779            3,686
   Accrued compensation                                                1,486            1,530
   Deferred revenue                                                    3,663            3,142
   Other accrued liabilities                                           1,001            1,480
                                                                    --------         --------
     Total current liabilities                                        10,179           10,088

Long-term debt                                                           607              741
Other long-term liabilities                                              121              105

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 and 15,001
   issued and outstanding at June 30, 1999
   and December 31, 1998, liquidation value $2,556
   at June 30, 1999                                                    2,160           12,824

Shareholders' equity:
   Redeemable preferred stock, no par value; 5,000,000 shares authorized; 12,500 issued and outstanding at June 30, 1999,
     liquidation value $12,781 at June 30, 1999                       10,693               --
   Common stock, no par value; 40,000,000 shares authorized;
     11,624,820 and 11,193,952 shares issued and
     outstanding at June 30, 1999 and
     December 31, 1998, respectively                                  32,806           31,632
   Warrants                                                            1,764            1,764
   Accumulated deficit                                               (33,075)         (30,739)
   Accumulated other comprehensive income                                 37               16
                                                                    --------         --------
     Total shareholders' equity                                       12,225            2,673
                                                                    --------         --------
                                                                    $ 25,292         $ 26,431
                                                                    ========         ========



See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                  Three Months Ended                 Six Months Ended
                                               -------------------------         -------------------------
                                               June 30,         June 21,         June 30,         June 21,
                                                 1999             1998             1999             1998
                                               --------         --------         --------         --------
Net sales:
  IT Services                                  $  7,767         $  4,251         $ 16,158         $  8,157
  Product                                         1,291            1,249            2,505            2,478
                                               --------         --------         --------         --------
    Total net sales                               9,058            5,500           18,663           10,635
                                               --------         --------         --------         --------

Cost of sales:
  IT Services                                     5,789            3,781           12,145            7,084
  Product                                           896              806            1,784            1,748
                                               --------         --------         --------         --------
    Total cost of sales                           6,685            4,587           13,929            8,832
                                               --------         --------         --------         --------

Gross margin                                      2,373              913            4,734            1,803

Operating expenses:
  Selling, general and administrative             3,068            1,486            5,929            3,219
  Engineering, research and development             303              319              624              618
                                               --------         --------         --------         --------
    Total operating expenses                      3,371            1,805            6,553            3,837
                                               --------         --------         --------         --------

Loss from operations                               (998)            (892)          (1,819)          (2,034)

Other (income) expense:
  Interest income                                   (10)             (19)             (50)             (73)
  Interest expense                                   24               26               51               35
  Other expense (income), net                      (225)              (2)            (214)              44
                                               --------         --------         --------         --------
    Total other (income) expense                   (211)               5             (213)               6
                                               --------         --------         --------         --------

Loss before taxes                                  (787)            (897)          (1,606)          (2,040)
Income tax expense (benefit)                         --               13               --              (19)
                                               --------         --------         --------         --------
Net loss                                       $   (787)        $   (910)        $ (1,606)        $ (2,021)
                                               ========         ========         ========         ========

Net loss attributable to common shares         $ (1,135)        $   (910)        $ (2,336)        $ (2,021)
                                               ========         ========         ========         ========

Basic and diluted net loss per common share    $  (0.10)        $  (0.08)        $  (0.20)        $  (0.19)
                                               ========         ========         ========         ========
Number of shares used in computing
  basic and diluted per share amounts            11,602           10,914           11,576           10,911
                                               ========         ========         ========         ========



See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Six Months Ended
                                                                -------------------------------
                                                                June 30, 1999    June 21, 1998
                                                                --------------   --------------
Cash flows from operating activities:
    Net loss                                                        $(1,606)        $(2,021)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                 800             990
          Gain on sale of subsidiary                                   (232)             --
          Provision for losses on accounts receivable                   (35)            155
    Other changes in operating assets and liabilities,
       net of effects of acquisitions and disposals:
          Accounts receivable                                          (102)           (560)
          Prepaid expenses and other current assets                    (156)           (304)
          Accounts payable and accrued liabilities                     (313)            493
          Accrued compensation                                          (26)            (74)
          Deferred revenue                                              726             106
          Other, net                                                    (30)            107
                                                                    -------         -------
                 Net cash used in operating activities                 (974)         (1,108)
                                                                    -------         -------

Cash flows from investing activities:
    Acquisition of IT Services assets                                  (196)         (1,573)
    Purchases of equipment                                           (1,888)           (878)
    Capitalization of software development costs                       (155)           (326)
    Proceeds from sale of short-term investments                         --           3,829
    Other, net                                                          (22)             24
                                                                    -------         -------
                 Net cash (used in) provided by
                     investing activities                            (2,261)          1,076
                                                                    -------         -------

 Cash flows from financing activities:
    Issuance of common stock                                          1,174              39
    Line of credit, net                                               1,000           1,000
    Principal repayments on debt                                       (175)            (61)
    Payment of preferred stock dividend                                (644)             --
    Other, net                                                           (7)             --
                                                                    -------         -------
                 Net cash provided by financing activities            1,348             978

Effect of exchange rate changes on cash and cash equivalents              5              (9)
                                                                    -------         -------

(Decrease) increase in cash and cash equivalents                     (1,882)            937
Cash and cash equivalents at beginning of period                      4,930           1,157
                                                                    -------         -------

Cash and cash equivalents at end of period                          $ 3,048         $ 2,094
                                                                    =======         =======



See accompanying notes.

                               ALPHA MICROSYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      INTERIM ACCOUNTING POLICY

In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 1999, and the consolidated results of its operations for the three- and six-month periods ended June 30, 1999 and June 21, 1998, and its cash flows for the six-month periods ended June 30, 1999 and June 21, 1998. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's Transition Report on Form 10-K for the ten months ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any future period.

RE-INCORPORATION

The re-incorporation of the Company in Delaware was approved by shareholders at the Company's Annual Meeting held on June 3, 1999. The re-incorporation is expected to be completed through the merger of Alpha Microsystems, a California corporation with and into a wholly owned Delaware subsidiary of Alpha Microsystems, during the quarter ended September 30, 1999. The Company's common stock will continue to trade on the Nasdaq National Market under the symbol ALMI.

FISCAL YEAR

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. The periods ended June 30, 1999 and June 21, 1998 include the same number of weeks.

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

PER SHARE INFORMATION

Basic and diluted net loss per share is based on the weighted average common shares outstanding during the periods presented and excludes the anti-dilutive effects of options and warrants. The net loss has been adjusted to reflect dividends earned and accretion related to redeemable preferred shares outstanding, as shown below:

                                                  Three Months Ended                Six Months Ended
                                               ------------------------        ------------------------
                                               June 30,        June 21,        June 30,        June 21,
                                                 1999            1998            1999            1998
                                               --------        --------        --------        --------
Net loss                                       $   (787)       $   (910)       $ (1,606)       $ (2,021)
Accretion on redeemable preferred stock             (11)             --             (55)             --
Dividends on redeemable preferred stock            (337)             --            (675)             --
                                               --------        --------        --------        --------
Net loss to common shareholders                $ (1,135)       $   (910)       $ (2,336)       $ (2,021)
                                               ========        ========        ========        ========

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires foreign currency translation adjustments to be included in other comprehensive income. For the six months ended June 30, 1999 and June 21, 1998, total comprehensive loss amounted to $1,585,000 and $2,038,000, respectively.

2.      ACQUISITION OF DELTA COMPUTEC INC.

On September 1, 1998, the Company completed the acquisition of Delta CompuTec Inc ("DCI"). DCI provides management and consulting services, as well as services that include network design, installation and maintenance. The Agreement and Plan of Merger ("Merger Agreement") provided for the payment of $3.4 million in exchange for all of the outstanding shares of DCI at the time of closing, and a net payment of DCI's then outstanding debt in the amount of $4.6 million. Under the Merger Agreement, DCI became a wholly-owned subsidiary of Alpha Micro. The acquisition was accounted for as a purchase and is reflected in the pro forma information below based upon available information and upon certain assumptions that the Company believes are reasonable in the circumstances. The Company's initial purchase price allocation is subject to change as the Company obtains all the information necessary to complete the allocation process.

The pro forma financial information below reflects the acquisition of DCI and the related purchase price financing through the sale of redeemable preferred stock, warrants and term loan borrowings as if the acquisition occurred as of December 22, 1997.

                                                                           Six months ended
                                                                ------------------------------------
                                                                June 30, 1999          June 21, 1998
                                                                -------------          -------------
        Total net sales                                           $ 18,663                $ 17,608
        Net loss                                                    (1,606)                 (1,375)
        Basic and diluted net loss per common share               $  (0.20)               $  (0.17)


3.      DIVESTITURE OF TELEPHONE INSTALLATION BUSINESS

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. As a result of this sale, the results of operations during the second quarter ended June 30, 1999 include a gain of approximately $232,000.
The results from operations during the six-month period ended June 30, 1999, include a net loss of $168,000 or $0.02 per share on $558,000 of revenue related to this business. The results from operations during the six-month period ended June 21, 1998, include a net loss of $281,000 or $0.03 per share on $1,352,000 of revenue related to this business.

4.      REDEEMABLE PREFERRED STOCK

During February 1999, the Company restructured $12.5 million liquidation value of its outstanding $15.0 million liquidation value redeemable preferred stock. The restructured redeemable preferred stock carry the same terms as the originally issued redeemable preferred stock, except that each share is automatically converted at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Accordingly, the restructured redeemable preferred stock is reflected as a component of shareholders' equity on the condensed consolidated balance sheet as of June 30, 1999. The remaining originally issued redeemable preferred stock, not presented as a component of shareholders' equity, is being accreted over seven years to its redemption value of $2.5 million.

5.      CONTINGENCIES

On July 2, 1998, the Company entered into a merger agreement with Delta Computec, Inc. wherein the Company acquired the interests of Delta Computec. One aspect of that transaction included an escrow agreement wherein the selling shareholders agreed to a deposit by the Company of $384,749 of the proceeds otherwise due the selling shareholders and has been recorded as restricted cash by the Company. The escrow account represented an offset for potential claims arising out of the merger agreement by the Company, as purchaser.

On or about May 1, 1999, the Company filed a claim with the escrow agent for the sum held in the escrow account. The selling shareholders have disputed the claim and the matter will proceed to arbitration.

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

INDUSTRY SEGMENT INFORMATION

The Company operates in two business segments: the servicing of computer systems, networks and related products and the manufacture and sale of computer systems, software and related products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the transition period ended December 31, 1998, except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the product segment.

Selected financial information for the Company's reportable segments for the three and six months ended June 30, 1999 and June 21, 1998 follows:

                                                                         Corporate
(In thousands)                         IT Services       Product          Expenses       Consolidated
                                       -----------       --------        ----------      ------------
THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers        $  7,767         $  1,291          $    --         $  9,058
Segment loss                                (132)            (160)            (495)            (787)

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers        $ 16,158         $  2,505          $    --         $ 18,663
Segment loss                                (131)            (381)          (1,094)          (1,606)

THREE MONTHS ENDED JUNE 21, 1998
Revenues from external customers        $  4,251         $  1,249          $    --         $  5,500
Segment loss                                (310)             (56)            (544)            (910)

SIX MONTHS ENDED JUNE 21, 1998
Revenues from external customers        $  8,157         $  2,478          $    --         $ 10,635
Segment loss                                (324)            (647)          (1,050)          (2,021)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995 (the "Reform Act") and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of Alpha Micro, and the Company intends that such forward-looking statements be subject to the safe harbors created by the Reform Act. These forward looking statements include (i) the impact on gross margin from the continuing shift from proprietary to third-party IT Services; (ii) the Company's ability to fund its acquisition strategy; (iii) future positive cash flows from operations; and (iv) the discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The forward-looking statements are dependent on a number of factors, including (i) the economic and competitive environment of the computer maintenance and information technology ("IT") support services industry in general, and in the Company's specific market areas, (ii) its ability to identify acquisition candidates, (iii) the Company's ability to successfully integrate acquired operations with its existing operations, (iv) the Company's ability to develop, produce, and market products and services that incorporate new technology, that are priced competitively, and achieve significant market acceptance, (v) whether the Company's products and IT Services will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (vi) changes in the cost of IT Services (vii) the Company's ability to deliver commercial quantities of new products in a timely manner, (viii) changes in the Company's operating strategy and capital expenditure plans, (ix) the Company's ability to manage its expenses commensurate to its revenues, (x) the Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, that could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review, (xi) the ability of the Company to maintain required covenants under its existing credit facilities and (xii) other factors. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking information included herein. The inclusion of such information should not be regarded as a representation by the Company, or any other person that the objectives or plans of the Company will be achieved.

SUMMARY

The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three- and six-month periods ended June 30, 1999 and June 21, 1998:

                                                                  RELATIONSHIP TO NET SALES
                                                   -----------------------------------------------------------
                                                     Three Months Ended                   Six Months Ended
                                                   -----------------------             -----------------------
                                                   June 30,       June 21,             June 30,       June 21,
                                                     1999           1998                 1999           1998
                                                   --------       --------             --------       --------
Net sales:
  IT Services                                         85.7%          77.3%                86.6%          76.7%
  Product                                             14.3           22.7                 13.4           23.3
                                                    ------         ------               ------         ------
     Total net sales                                 100.0          100.0                100.0          100.0
Cost of sales                                         73.8           83.4                 74.6           83.0
                                                    ------         ------               ------         ------
Gross margin                                          26.2           16.6                 25.4           17.0

Selling, general and administrative expense           33.9           27.0                 31.8           30.3

Engineering, research and development expense          3.3            5.8                  3.3            5.8

Interest (income) expense, net                         0.2            0.1                   --           (0.4)

Other (income) expense, net                           (2.6)            --                 (1.1)           0.5
                                                    ------         ------               ------         ------
Loss before taxes                                     (8.6)         (16.3)                (8.6)         (19.2)

Provision (benefit) for income taxes                    --            0.2                   --           (0.2)
                                                    ------         ------               ------         ------
Net loss                                              (8.6)%        (16.5)%               (8.6)%        (19.0)%
                                                    ======         ======               ======         ======

RE-INCORPORATION

The re-incorporation of the Company in Delaware was approved by shareholders at the Company's Annual Meeting held on June 3, 1999. The re-incorporation is expected to be completed through the merger of Alpha Microsystems, a California corporation with and into a wholly owned Delaware subsidiary of Alpha Microsystems, during the quarter ended September 30, 1999. The Company's common stock will continue to trade on the Nasdaq National Market under the symbol ALMI.

FISCAL YEAR

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. The periods ended June 30, 1999 and June 21, 1998 include the same number of weeks.

GENERAL

During February 1999, the Company restructured $12.5 million liquidation value of its outstanding $15.0 million liquidation value redeemable preferred stock. As a result of this restructuring, total shareholders' equity was increased $10.7 million. The restructured redeemable preferred stock carry the same terms as the preferred stock originally issued except that each share is automatically converted at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Accordingly, the restructured redeemable preferred stock is reflected as a component of shareholders' equity on the accompanying June 30, 1999 condensed consolidated balance sheet. The remaining originally issued redeemable preferred stock, not presented as a component of shareholders' equity, is being accreted over seven years to its redemption value of $2.5 million.

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. As a result of this sale, the results of operations during the second quarter ended June 30, 1999 include a gain of approximately $232,000 included in other income. The results from operations during the six-month period ended June 30, 1999 include a net loss of $168,000 or $0.02 per share on $558,000 of revenue related to this business. The results from operations during the six-month period ended June 21, 1998, include net loss of $281,000 or $0.03 per share on $1,352,000 of revenue related to this business.

The Company had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $388,000 and $805,000 for the three- and six-month periods ended June 30, 1999 (including a negative EBITDA of $163,000 from the telephone installation business for the six month period) compared to a negative EBITDA of $390,000 and $1,088,000 during the same periods of the prior year (including a negative EBITDA of $224,000 from the telephone installation business for the six months ending June 21, 1998).

RESULTS OF OPERATIONS

Net Sales

Total net sales increased $8,028,000, or 75.5 percent, to $18,663,000 for the six-month period ended June 30, 1999 from $10,635,000 for the six-month period ended June 21, 1998. Net sales increased $3,558,000, or 64.7 percent, to $9,058,000 for the three-month period ended June 30, 1999 from $5,500,000 for the three-month period ended June 21, 1998. The increase in total net sales is due to increases in IT Services revenues, primarily resulting from the acquisition of DCI.

IT Services Sales

IT Services revenue increased $8,001,000, or 98.1 percent, to $16,158,000 during the most recent six-month period over the respective prior period and increased $3,516,000 or 82.7 percent, to $7,767,000 during the most recent three-month period over the respective prior period. The six- and three-month revenue increases include $7,413,000 and $3,414,000, respectively, from the DCI acquired operations offset by a decrease of $617,000 and $767,000, respectively, attributable to non-core businesses. The balance of the revenue increase during the six- and three-month periods of $1,205,000 and $869,000, respectively, is attributable to organic growth.

Product Sales

Total product revenues during the comparable six-month periods increased $27,000, or 1.1 percent, to $2,505,000 from $2,478,000. Total product revenues increased $42,000, or 3.4%, to $1,291,000 from $1,249,000 during the comparable three-month periods. This includes increases in domestic product sales of $137,000 and $66,000, respectively, offset by declines of $110,000 and $24,000, respectively, in European product sales. No assurances can be made as to future product sales levels whether domestic or international.

Gross Margin

Total gross margin for the Company for the first six and three months of 1999 increased to 25.4 percent and 26.2 percent, respectively, compared to 17.0 percent and 16.6 percent during the same periods last year.

IT Services Gross Margin

IT Services gross margin increased to 24.8 percent for the six-month period ended June 30, 1999 from 13.2 percent during the same period in the prior year. The gross margin increased to 25.5 percent from 11.1 percent for the comparable three-month periods. The current periods were positively affected by the increase in professional on-site services revenues which have a significantly higher gross margin and the sale of the telephone installation business which had a negative gross margin. Off-setting this gross margin improvement were continuing increased direct operating costs related to new IT Services contracts with major distributors, for which the related services revenue has yet to achieve expected levels. Further, a continuing shift from proprietary to third-party IT Services is expected to continue to negatively impact gross margins in future periods.

Product Gross Margin

Product gross margin during the six-month period decreased to 28.8% compared to 29.5% for the comparable prior year period and decreased to 30.6% compared to 35.5% for the comparable three-month periods. The current three month period gross margin was negatively affected by the mix of products sold.

Selling, General and Administrative

Selling, general and administrative expenses increased $2,710,000 to $5,929,000 for the six-month period ended June 30, 1999 compared to $3,219,000 for the six-month period ended June 21, 1998, and increased $1,582,000 to $3,068,000 for the three-month period compared to $1,486,000 for the prior comparable period. These expenses increased primarily due to additional general and administrative costs and goodwill amortization associated with the DCI acquisition. The current periods also include expenditures made in support of the Company's organic IT Services growth plan and the development of the Company's new website.

Research and Development

Research and development expenses (which include engineering support and services) incurred for the six-month period ended June 30, 1999 decreased by $6,000 to $624,000 from $618,000 during the same period in the prior year. Research and development expenses as a percentage of product sales remained at
24.9 percent for the comparable six-month periods.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company's working capital decreased $2,714,000 from $2,928,000 at December 31, 1998 to $214,000. Net cash generated from financing activities of $1,348,000 was offset by: $196,000 of cash used for payments due for IT Services companies acquired in the prior year; $155,000 of cash used for software capitalized, including the further development of the Company's AlphaCONNECT technology; $1,888,000 of working capital to acquire equipment, including approximately $700,000 to further the implementation of the Company's new integrated information system, and equipment purchases to support new service capabilities; and the remaining decrease due primarily to cash used by operating activities aggregating $974,000.

During the six months ended June 30, 19999, the Company has continued to have negative cash flows from recurring operating activities, investing activities and from debt service activities. The Company believes that its current cash position must be augmented by future positive cash flows from operating activities and working capital available through its Imperial Bank revolving credit facility, in order to provide sufficient resources to finance its working capital requirements through the next twelve months. While not immediately, the Company believes positive cash flows from operating activities can ultimately be achieved by increasing revenues and controlling expenses. If the Company is unable to generate positive cash flows from operations, alternative sources of working capital will be necessary, although there can be no assurances that any working capital sources will be available on acceptable terms.

In order to fund its acquisition strategy, the Company expects that additional capital will be necessary. The Company is pursuing additional financing from other sources to support its acquisition strategy, although there can be no assurances that any financing will be available on acceptable terms.

Advances under the bank revolving credit facility are subject to availability based on eligible accounts receivable and certain financial covenants, including tangible net worth, debt to tangible net worth and quick ratio minimum requirements. Currently, total borrowings of approximately $2.5 million are available under this facility which expires in June 2001. The Company's agreement with Hampshire Equity Partners II, L.P. (formerly known as ING
Equity Partners II, L.P.) provides up to an additional $5 million as an equity investment, subject to certain conditions.

The Company's future capital requirements depend on a variety of factors, including, but not limited to, the rate of decline in the traditional proprietary business; the success, timing, and amount of investment to expand the Company's presence in the Internet/intranet markets; equipment purchase requirements; service revenue growth or decline; and potential acquisitions.

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

Products Sold to Customers

The Company has been engaged for some time in the process of identifying and resolving potential Year 2000 Problems with the products that it has developed and currently markets. However, management believes that it is not possible to determine with complete certainty if all Year 2000 Problems affecting the Company's products will be identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems that are not under the Company's control.

Internal Infrastructure

The Company has reviewed its major computers, software applications, and related equipment used in connection with its internal operations for Year 2000 Problems; however, the majority of the computer programs used by the Company are off-the-shelf, recently developed programs from third-party vendors. The Company is in the process of obtaining assurances from such vendors as to the Year 2000 compliance of their products. Although some vendors make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized by the Company will not be affected. The Company intends to continue confirming with vendors, testing, replacing or enhancing its internal applications to ensure that risks related to such software are minimized. This process has been completed, however, the infrastructure will continue to be monitored and necessary actions taken as additional information becomes available.

Systems Other than Information Technology Systems

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has assessed the potential effect of, and costs of, remediating the Year 2000 Problem on its office and facilities equipment. The Company estimates that the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This process has been completed, however, the these systems will continue to be monitored and necessary actions taken as additional information becomes available.

Suppliers

The Company has initiated communications with third-party suppliers of products or services used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving any Year 2000 Problems. However, the Company has limited or no control over the actions of these third-party suppliers. Thus, while the Company expects that it will not be impacted by any significant Year 2000 Problems experienced by its suppliers, there can be no assurance that its suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

Most Likely Consequences of Year 2000 Problems

The Company expects to identify and resolve the Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been or will be identified or corrected. The number of devices that are affected and the interactions among these devices are simply too numerous. In addition, accurate predictions of Year 2000 Problem-related failures that will occur or the severity, duration, or financial consequences of such failures cannot be made. As a result, management expects that the Company could likely suffer the following consequences:

1. a number of operational inconveniences and inefficiencies for the Company and its customers that may consume management's time and attention as well as financial and human resources normally devoted to its ordinary business activities; and

2. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

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

Contingency Plans

The Company has completed initial contingency plans to be implemented and continues to revise such plans as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans include accelerated replacement of affected equipment or software, short- to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise, development of manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Alpha Micro was held on June 3, 1999. At the Annual Meeting, all of management's nominees for directors listed in the Proxy Statement were elected and there was no solicitation in opposition to such nominees. Voting was as follows:

                                                         WITHHOLD
               DIRECTORS                     FOR         AUTHORITY     ABSTAIN
               ---------                 ----------      ---------     -------
               Carlos D. De Mottos       16,675,470       287,730        N/A

               Benjamin P. Giess         16,675,370       287,830        N/A

               Rockell N. Hankin         16,676,071       287,129        N/A

               Richard E. Mahmarian      16,676,120       287,080        N/A

               Clarke E. Reynolds        16,665,770       297,430        N/A

               Douglas J. Tullio         16,668,859       294,341        N/A

               Sam Yau                   16,669,258       293,942        N/A

The proposal to approve the Company's re-incorporation in Delaware as AlphaServ.com, through the merger of Alpha Microsystems, a California corporation, with and into a wholly-owned Delaware subsidiary of Alpha Microsystems was approved, receiving 9,609,918 votes for approval and 106,166 votes against approval, with 33,765 abstentions and 7,213,351 broker non-votes. The proposal to approve an amendment to the Company's 1998 Stock Option and Award Plan to increase the number of shares of Common Stock authorized for issuance under such plan by 500,000 shares to an aggregate of 2,500,000 shares was approved, receiving 16,104,001 votes for approval and 652,085 votes against approval, with 43,982 abstentions and 163,132 broker non-votes. The proposal to ratify the appointment of Ernst & Young LLP, as independent auditors of the Company and its subsidiaries for the year ending December 31, 1999 was approved, receiving 16,873,612 votes for approval and 34,695 votes against approval, with 54,893 abstentions and zero broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)     See Exhibit Index.

(b) No Form 8-K was filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALPHA MICROSYSTEMS
                                                      (Registrant)

Date: August 13, 1999                   By: /s/ Douglas J. Tullio
                                           -------------------------------------
                                           Chairman, CEO and President

Date: August 13, 1999                   By: /s/  Jeffrey J. Dunnigan
                                           -------------------------------------
                                           Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Number     Description of Documents
------     ------------------------
10.49      Amendment No. 1 to Securities Purchase Agreement by and between
           Registrant and ING Equity Partners II, L.P. dated February 1999

10.50      Amendment No. 2 to Securities Purchase Agreement by and between
           Registrant and Hampshire Equity Partners II, L.P. dated June 28,
           1999

10.51      Third Amendment to Security and Loan Agreement by and between
           Registrant and Imperial Bank dated July 2, 1999

27         Financial Data Schedule