Form 10-Q/A
period 1999-06-30
ALPHA MICROSYSTEMS
filed 1999-09-15
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to  ___________


                         COMMISSION FILE NUMBER 0-10558


                               ALPHA MICROSYSTEMS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                            95-3108178
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                  2722 S. FAIRVIEW STREET, SANTA ANA, CA 92704
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

The proposal to approve the Company's re-incorporation in Delaware as AlphaServ.com, through the merger of Alpha Microsystems, a California corporation with and into a wholly-owned Delaware subsidiary of Alpha Microsystems received 5,844,826 votes for approval by the holder of the Voting Preferred Stock (which represented 100% of the votes entitled to be cast by the Voting Preferred) and 3,765,092 votes for approval by holders of Common Stock (which represented 32.5% of the votes entitled to be cast by the holders of the Common Stock), with 106,166 votes against approval, 33,765 abstentions and 7,213,351 broker non-votes. The proposal to approve an amendment to the Company's 1998 Stock Option and Award Plan to increase the number of shares of Common Stock authorized for issuance under such plan by 500,000 shares to an aggregate of 2,500,000 shares was approved, receiving 16,104,001 votes for approval and 652,085 votes against approval, with 43,982 abstentions and 163,132 broker non-votes. The proposal to ratify the appointment of Ernst & Young LLP, as independent auditors of the Company and its subsidiaries for the year ending December 31, 1999 was approved, receiving 16,873,612 votes for approval and 34,695 votes against approval with 54,893 abstentions and zero broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

        (a) See Exhibit Index.

        (b) No Form 8-K was filed by the Company during the quarter ended June 30 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALPHA MICROSYSTEMS
                                       (Registrant)


Date: September 15, 1999               By: /s/  Douglas J. Tullio
                                           -------------------------------------
                                           President and Chief Executive Officer



Date: September 15, 1999               By: /s/ Jeffrey J. Dunnigan
                                           -------------------------------------
                                           Vice President and Chief Financial
                                           Officer