Form 10-Q
period 1999-09-30
ALPHA MICROSYSTEMS
filed 1999-11-19
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________


                         COMMISSION FILE NUMBER 0-10558



                               ALPHA MICROSYSTEMS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             CALIFORNIA                                95-3108178
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)



                  2722 S. FAIRVIEW STREET, SANTA ANA, CA 92704
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                                 Yes [X] No [ ]


As of November 18, 1999, there were 11,629,820 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS

                                                                              PAGE NUMBER
                                                                              -----------
PART I-- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at September 30,
                  1999 (Unaudited) and December 31, 1998                           3

                  Condensed Consolidated Statements of Operations
                  (Unaudited) for the Three and Nine Months Ended September
                  30, 1999 and September 20, 1998                                  4

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Nine Months Ended September 30,
                  1999 and September 20, 1998                                      5

                  Notes to Condensed Consolidated Financial Statements             6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   10


PART II-- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                17



SIGNATURES                                                                        18

EXHIBIT INDEX                                                                     19

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             September 30, 1999
                                                                                 (Unaudited)       December 31, 1998
                                                                             ------------------    -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $    517            $  4,930
   Restricted cash                                                                       300                 384
   Accounts receivable, net of allowance for doubtful accounts of
     $657 at September 30, 1999 and $700 at December 31, 1998                          7,604               6,473
   Prepaid expenses and other current assets                                           1,152               1,229
                                                                                    --------            --------
     Total current assets                                                              9,573              13,016

Property and equipment, net of accumulated depreciation of
     $9,963 at September 30, 1999 and $9,281 at December 31, 1998                      5,341               3,776
Intangibles, net                                                                       9,449               9,097
Other assets                                                                             487                 542
                                                                                    --------            --------
                                                                                    $ 24,850            $ 26,431
                                                                                    ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                                  $  2,250            $    250
   Accounts payable                                                                    2,577               3,686
   Accrued compensation                                                                1,028               1,530
   Deferred revenue                                                                    3,814               3,142
   Other accrued liabilities                                                           1,074               1,480
                                                                                    --------            --------
     Total current liabilities                                                        10,743              10,088

Long-term debt                                                                           530                 741
Other long-term liabilities                                                              134                 105

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 and 15,001 issued and outstanding at September 30, 1999 and December 31, 1998,
   respectively, forma; liquidation value $2,556 at September 30, 1999                 2,170              12,824

Shareholders' equity:
   Redeemable preferred stock, no par value; 5,000,000 shares authorized;
     12,500 issued and outstanding at September 30, 1999, liquidation
     value $12,781 at September 30, 1999                                              10,693                  --
   Common stock, no par value; 40,000,000 shares authorized;
     11,629,820 and 11,193,952 shares issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively                           32,825              31,632
   Warrants                                                                            1,764               1,764
   Accumulated deficit                                                               (34,046)            (30,739)
   Accumulated other comprehensive income                                                 37                  16
                                                                                    --------            --------
     Total shareholders' equity                                                       11,273               2,673
                                                                                    --------            --------
                                                                                    $ 24,850            $ 26,431
                                                                                    ========            ========


See accompanying notes

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended            Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,  September 20,  September 30,  September 20,
                                                   1999           1998           1999           1998
                                               -------------  -------------  -------------  -------------
Net sales:
  IT Services                                    $  7,892       $  5,479       $ 24,050       $ 13,636
  Product                                           1,073          1,075          3,578          3,553
                                                 --------       --------       --------       --------
    Total net sales                                 8,965          6,554         27,628         17,189
                                                 --------       --------       --------       --------

Cost of sales:
  IT Services                                       5,791          4,601         17,936         11,685
  Product                                             848            844          2,632          2,592
                                                 --------       --------       --------       --------
    Total cost of sales                             6,639          5,445         20,568         14,277
                                                 --------       --------       --------       --------

Gross margin                                        2,326          1,109          7,060          2,912

Operating expenses:
  Selling, general and administrative               2,485          2,227          8,414          5,446
  Engineering, research and development               325            327            949            945
                                                 --------       --------       --------       --------
    Total operating expenses                        2,810          2,554          9,363          6,391
                                                 --------       --------       --------       --------

Loss from operations                                 (484)        (1,445)        (2,303)        (3,479)

Other (income) expense:
  Interest income                                     (10)           (17)           (60)           (66)
  Interest expense                                     82             38            133             69
  Other expense (income), net                          18             42           (196)            66
                                                 --------       --------       --------       --------
    Total other (income) expense                       90             63           (123)            69
                                                 --------       --------       --------       --------

Loss before taxes                                    (574)        (1,508)        (2,180)        (3,548)
Income tax expense (benefit)                           50             --             50            (19)
                                                 --------       --------       --------       --------
Net loss                                         $   (624)      $ (1,508)      $ (2,230)      $ (3,529)
                                                 ========       ========       ========       ========


Net loss attributable to common shares           $   (972)      $ (1,520)      $ (3,308)      $ (3,541)
                                                 ========       ========       ========       ========

Basic and diluted net loss per common share      $  (0.08)      $  (0.14)      $  (0.29)      $  (0.32)
                                                 ========       ========       ========       ========
Number of shares used in computing
  basic and diluted per share amounts              11,630         11,017         11,594         10,947
                                                 ========       ========       ========       ========


See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        Nine Months Ended
                                                                             -----------------------------------------
                                                                             September 30, 1999     September 20, 1998
                                                                             ------------------     ------------------
Cash flows from operating activities:
     Net loss                                                                        $(2,230)            $(3,529)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                               1,212               1,569
           Gain on sale of subsidiary                                                   (229)                 --
           Provision for losses on accounts receivable                                   (35)                155
     Other changes in operating assets and liabilities, net of effects of acquisitions and disposals:
           Accounts receivable                                                        (1,929)             (1,048)
           Prepaid expenses and other current assets                                    (129)               (195)
           Accounts payable and accrued liabilities                                     (485)                731
           Accrued compensation                                                         (484)                244
           Deferred revenue                                                              875                  63
           Other, net                                                                    (79)                211
                                                                                     -------             -------
                       Net cash used in operating activities                          (3,513)             (1,799)
                                                                                     -------             -------

Cash flows from investing activities:
     Acquisition of DCI, net of cash acquired                                             --              (3,557)
     Acquisition of other IT Services assets                                            (198)             (1,598)
     Purchases of equipment                                                           (2,342)             (1,464)
     Capitalization of software development costs                                       (221)               (399)
     Proceeds from sale of short-term investments                                         --               3,829
     Other, net                                                                         (118)                 24
                                                                                     -------             -------
                  Net cash used in investing activities                               (2,879)             (3,165)
                                                                                     -------             -------

 Cash flows from financing activities:
     Issuance of preferred stock, net                                                     --               6,958
     Issuance of warrants to purchase common stock, net                                   --                 654
     Issuance of common stock                                                          1,193                 280
     Line of credit, net                                                               2,000               2,000
     Principal repayments on debt                                                       (239)                (77)
     Repayments on debt assumed in acquisition of DCI                                     --              (4,612)
     Payment of preferred stock dividend                                                (981)                 --
     Other, net                                                                            3                  --
                                                                                     -------             -------
                       Net cash provided by financing activities                       1,976               5,203

Effect of exchange rate changes on cash and cash equivalents                               3                 (14)
                                                                                     -------             -------

(Decrease) increase in cash and cash equivalents                                      (4,413)                225
Cash and cash equivalents at beginning of period                                       4,930               1,157
                                                                                     -------             -------

Cash and cash equivalents at end of period                                           $   517             $ 1,382
                                                                                     =======             =======


See accompanying notes.

                               ALPHA MICROSYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM ACCOUNTING POLICY

In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 1999, and the consolidated results of its operations for the three- and nine-month periods ended September 30, 1999 and September 20, 1998, and its cash flows for the nine-month periods ended September 30, 1999 and September 20, 1998. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's Transition Report on Form 10-K for the ten months ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any future period.

RE-INCORPORATION

Plans for the re-incorporation of the Company in Delaware have been postponed. At the Company's Annual Meeting held on June 3, 1999, 96 percent of the holders of common stock who voted, voted in favor of the re-incorporation into Delaware. However, the number of favorable votes by holders of common stock did not exceed 50 percent of the Company's total outstanding Common Shares, which is required by the state of California to pass such an initiative.

FISCAL YEAR

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. The periods ended September 30, 1999 and September 20, 1998 include the same number of weeks.

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

PER SHARE INFORMATION

Basic and diluted net loss per share is based on the weighted average common shares outstanding during the periods presented and excludes the anti-dilutive effects of options and warrants. The net loss has been adjusted to reflect dividends earned and accretion related to redeemable preferred shares outstanding, as shown below:

                                                Three Months Ended               Nine Months Ended
                                           ----------------------------    -----------------------------
                                           September 30,  September 20,    September 30,   September 20,
                                                1999            1998            1999            1998
                                           -------------  -------------    -------------   -------------
Net loss                                       $(624)        $(1,508)        $(2,230)        $(3,529)
Accretion on redeemable preferred stock          (11)            (12)            (66)            (12)
Dividends on redeemable preferred stock         (337)             --          (1,012)             --
                                               -----         -------         -------         -------
Net loss to common shareholders                $(972)        $(1,520)        $(3,308)        $(3,541)
                                               =====         =======         =======         =======

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended September 30, 1999 and September 20, 1998, total comprehensive loss amounted to $624,000 and $1,524,000, respectively. For the nine months ended September 30, 1999 and September 20, 1998, total comprehensive loss amounted to $2,209,000 and $3,565,000, respectively.

2.  ACQUISITION OF DELTA COMPUTEC INC.

On September 1, 1998, the Company completed the acquisition of Delta CompuTec Inc ("DCI"). DCI provides management and consulting services, as well as services that include network design, installation and maintenance. The Agreement and Plan of Merger ("Merger Agreement") provided for the payment of $3.4 million in exchange for all of the outstanding shares of DCI at the time of closing, and a net payment of DCI's then outstanding debt in the amount of $4.6 million. Under the Merger Agreement, DCI became a wholly owned subsidiary of Alpha Micro. The acquisition was accounted for as a purchase and is reflected in the pro forma information below based upon available information and upon certain assumptions that the Company believes are reasonable in the circumstances. The Company's initial purchase price allocation is subject to change as the Company obtains all the information necessary to complete the allocation process.

The pro forma financial information below reflects the acquisition of DCI and the related purchase price financing through the sale of redeemable preferred stock, warrants and term loan borrowings as if the acquisition occurred as of December 22, 1997.

                                                                     Nine months ended
                                                          -----------------------------------------
                                                           September 30, 1999    September 20, 1998
                                                          -------------------    ------------------
         Total net sales                                        $ 27,628             $ 26,641
         Net loss                                                 (2,230)              (3,505)
         Basic and diluted net loss per common share            $  (0.29)            $  (0.32)

3.  DIVESTITURE OF TELEPHONE INSTALLATION BUSINESS

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. As a result of this sale, the results of operations during the nine-month period ended September 30, 1999 include a gain of approximately

$229,000 included in other income. The results from operations during the nine-month period ended September 30, 1999, include a net loss of $163,000 or $0.01 per share on $563,000 of revenue related to this business. The results from operations during the nine-month period ended September 20, 1998, include a net loss of $216,000 or $0.02 per share on $2,188,000 of revenue related to this business.

4.  REDEEMABLE PREFERRED STOCK

During February 1999, the Company restructured $12.5 million liquidation value of its outstanding $15.0 million liquidation value redeemable preferred stock. The restructured redeemable preferred stock carry the same terms as the originally issued redeemable preferred stock, except that each share is automatically converted at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Accordingly, the restructured redeemable preferred stock is reflected as a component of shareholders' equity on the condensed consolidated balance sheet as of September 30, 1999. The remaining originally issued redeemable preferred stock, not presented as a component of shareholders' equity, is being accreted over seven years to its redemption value of $2.5 million.

Effective November 18, 1999, the holder of the Company's outstanding redeemable preferred stock purchased an additional $5.0 million of exchangeable redeemable preferred stock on essentially the same terms as the currently outstanding redeemable preferred stock that is included in shareholders' equity as of September 30, 1999, in the accompanying condensed consolidated balance sheet. The preferred holder also received warrants to purchase an additional 2,971,620 shares of common stock at $2.50 per share. The investment constitutes the third tranche of an agreement originally announced in August 1998, which has been amended to permit the proceeds to be used to (i) repay the $2.5 million currently outstanding balance under the Company's revolving line of credit facility, (ii) provide $500,000 to fund the separation of the Company's internet software business from its IT services business, and (iii) permit an additional $1.9 million to be used as working capital. The Company will also seek a strategic partner to provide additional funding for its internet software business.

5.  CONTINGENCIES

Restricted cash as of September 30, 1999, represents amounts deposited in escrow on behalf of the Company to offset potential claims by the Company arising from the acquisition of DCI (Note 2). In October 1999, the Company entered into a settlement agreement wherein the DCI selling shareholders received $90,000 of the escrowed funds with the balance, including all accrued interest, being released back to the Company, in the approximate sum of $300,000. Additional goodwill related to the acquisition of DCI in the amount of approximately $84,000 was recorded in connection with the settlement.

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

Selected financial information for the Company's reportable segments for the three and nine months ended September 30, 1999 and September 20, 1998 follows:

                                                                                    Corporate
(In thousands)                            IT Services     Product      Expenses    Consolidated
                                          -----------     -------      --------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers           $  7,892       $ 1,073      $    --       $  8,965
Segment income (loss)                           476          (404)        (696)          (624)
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers           $ 24,050       $ 3,578      $    --       $ 27,628
Segment income (loss)                           345          (785)      (1,790)        (2,230)
THREE MONTHS ENDED SEPTEMBER 20, 1998
Revenues from external customers           $  5,479       $ 1,075      $    --       $  6,554
Segment loss                                   (235)         (421)        (852)        (1,508)
NINE MONTHS ENDED SEPTEMBER 20, 1998
Revenues from external customers           $ 13,636       $ 3,553      $    --       $ 17,189
Segment loss                                   (559)       (1,068)      (1,902)        (3,529)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995 (the "Reform Act") and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of Alpha Micro, and the Company intends that such forward-looking statements be subject to the safe harbors created by the Reform Act. These forward looking statements include (i) the impact on gross margin from the continuing shift from proprietary to third-party IT services; (ii) the Company's ability to achieve future positive cash flows from operations; (iii) the Company's ability to fund its acquisition strategy; (iv) the Company's ability to obtain a strategic partner to provide additional funding for the Company's internet software business; and (v) the discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance.

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

SUMMARY

The following table was derived from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three- and nine-month periods ended September 30, 1999 and September 20, 1998:

                                                           RELATIONSHIP TO NET SALES
                                                 ------------------------------------------------
                                                   Three Months Ended         Nine Months Ended
                                                 -----------------------    ---------------------
                                                 September     September    September   September
                                                 30, 1999      20, 1998     30, 1999    20, 1998
                                                 ---------     ---------    ---------   ---------
Net sales:
  IT Services                                       88.0%        83.6%        87.0%        79.3%
  Product                                           12.0         16.4         13.0         20.7
                                                   -----        -----        -----        -----
     Total net sales                               100.0        100.0        100.0        100.0
Cost of sales                                       74.1         83.1         74.4         83.1
                                                   -----        -----        -----        -----
Gross margin                                        25.9         16.9         25.6         16.9

Selling, general and administrative expense         27.7         34.0         30.5         31.7
Engineering, research and development
    Expense                                          3.6          5.0          3.4          5.5
Interest expense, net                                0.8          0.3          0.3           --
Other (income) expense, net                          0.2          0.6         (0.7)         0.3
                                                   -----        -----        -----        -----
Loss before taxes                                   (6.4)       (23.0)        (7.9)       (20.6)
Provision (benefit) for income taxes                 0.6           --          0.2         (0.1)
                                                   -----        -----        -----        -----
Net loss                                            (7.0)%      (23.0)%       (8.1)%      (20.5)%
                                                   =====        =====        =====        =====

RE-INCORPORATION

Plans for the re-incorporation of the Company in Delaware have been postponed. At the Company's Annual Meeting held on June 3, 1999, 96 percent of the holders of common stock who voted, voted in favor of the re-incorporation into Delaware. However, the number of favorable votes by holders of common stock did not exceed 50 percent of the Company's total outstanding Common Shares, which is required by the state of California to pass such an initiative.

FISCAL YEAR

Historically, the Company's fiscal year ended in the month of February. On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. The periods ended September 30, 1999 and September 20, 1998 include the same number of weeks.

GENERAL

During February 1999, the Company restructured $12.5 million liquidation value of its outstanding $15.0 million liquidation value redeemable preferred stock. As a result of this restructuring, total shareholders' equity was increased $10.7 million. The restructured redeemable preferred stock carry the same terms as the preferred stock originally issued except that each share is automatically converted at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Accordingly, the restructured redeemable preferred stock is reflected as a component of shareholders' equity on the accompanying September 30, 1999 condensed consolidated balance sheet. The remaining originally issued redeemable preferred stock, not presented as a component of shareholders' equity, is being accreted over seven years to its redemption value of $2.5 million.

Effective November 18, 1999, the holder of the Company's outstanding redeemable preferred stock purchased an additional $5.0 million of exchangeable redeemable preferred stock on essentially the same terms as the currently outstanding redeemable preferred stock that is included in shareholders' equity as of September 30, 1999, in the accompanying condensed consolidated balance sheet. The investment constitutes the third tranche of an agreement originally announced in August 1998, which has been amended to permit the proceeds to be used to (i) repay the $2.5 million currently outstanding balance under the Company's revolving line of credit facility, (ii) provide $500,000 to fund the separation of the Company's internet software business from its IT services business; and (iii) permit an additional $1.9 million to be used as working capital. The Company will also seek a strategic partner to provide additional funding for its internet software business.

The Company had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $90,000 and $895,000 for the three- and nine-month periods ended September 30, 1999 (including a negative EBITDA of $163,000 from the telephone installation business for the nine-month period) compared to a negative EBITDA of $908,000 and $1,976,000 during the same periods of the prior year (including a negative EBITDA of $129,000 from the telephone installation business for the nine months ending September 20, 1998). The Company also had negative cash flows from investing activities of $2,879,000 for the nine-month period ended September 30, 1999. As a result of the foregoing, and other operating and financing activities, working capital decreased $4,098,000 during the nine months ended September 30, 1999, from $2,928,000 at December 31, 1998, to $(1,170,000) at September 30, 1999. (See discussion regarding Capital Resources below.)

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. As a result of this sale, the results of operations during the nine-month period ended September 30, 1999 include a gain of approximately $229,000 included in other income. The results from operations during the nine-month period ended September 30, 1999, include a net loss of $163,000 or $0.01 per share on $563,000 of revenue related to this business. The results from operations during the nine-month period ended September 20, 1998, include a net loss of $216,000 or $0.02 per share on $2,188,000 of revenue related to this business.

RESULTS OF OPERATIONS

Net Sales
Total net sales increased $10,439,000, or 60.7 percent, to $27,628,000 for the nine-month period ended September 30, 1999 from $17,189,000 for the nine-month period ended September 20, 1998. Net sales increased $2,411,000, or 36.8 percent, to $8,965,000 for the three-month period ended September 30, 1999 from $6,554,000 for the three-month period ended September 20, 1998. The increase in total net sales is due to increases in IT Services revenues, primarily resulting from the acquisition of DCI.

IT Services Sales
IT Services revenue increased $10,414,000, or 76.4 percent, to $24,050,000 during the most recent nine-month period over the respective prior period and increased $2,413,000, or 44.0 percent, to $7,892,000 during the most recent three-month period over the respective prior period. The nine- and three-month revenue increases include $10,266,000 and $2,853,000, respectively, from the DCI acquired operations offset by a decrease of $1,497,000 and $881,000, respectively, attributable to non-core businesses. The balance of the revenue increase during the nine- and three-month periods of $1,645,000 and $441,000, respectively, is attributable to organic growth.

Product Sales
Total product revenues during the comparable nine-month periods increased $25,000, or 0.7 percent, to $3,578,000 from $3,553,000. Total product revenues decreased $2,000, or 0.2%, to $1,073,000 from $1,075,000 during the comparable three-month periods. This includes increases in domestic product sales of $149,000 and $14,000, respectively, offset by declines of $124,000 and $16,000, respectively, in European product sales. No assurances can be made as to future product sales levels whether domestic or international.

Gross Margin
Total gross margin for the Company for the first nine and three months of 1999 increased to 25.6 percent and 25.9 percent, respectively, compared to 16.9 percent during each of the same periods last year.

IT Services Gross Margin
IT Services gross margin increased to 25.4 percent for the nine-month period ended September 30, 1999 from 14.3 percent during the same period in the prior year. The gross margin increased to 26.6 percent from 16.0 percent for the comparable three-month periods. The current periods were positively affected by the increase in professional on-site services revenues, which are primarily attributable to the business acquired from DCI, that have a significantly higher gross margin. The current nine-month period was also positively affected by the sale of the telephone installation business, which had a negative gross margin. Off-setting these gross margin improvements were continuing increased direct operating costs related to new IT Services contracts with major distributors, for which the related services revenue remain below expected levels. Further, a continuing shift from proprietary to third party IT Services is expected to continue to negatively impact gross margins in future periods.

Product Gross Margin
Product gross margin during the nine-month period decreased to 26.4% compared to 27.0% for the comparable prior year period and decreased to 21.0% compared to 21.5% for the comparable three-month periods. The current three-month period gross margin was negatively affected by the mix of products sold, primarily memory products.

Selling, General and Administrative
Selling, general and administrative expenses increased $2,968,000 to $8,414,000 for the nine-month period ended September 30, 1999 compared to $5,446,000 for the nine-month period ended September 20, 1998, and increased $258,000 to $2,485,000 for the three-month period ended September 30, 1999, compared to $2,227,000 for the prior comparable period. These expenses increased primarily due to additional general and administrative costs and goodwill amortization associated with the DCI acquisition.

Research and Development
Research and development expenses (which include engineering support and services) incurred for the nine-month period ended September 30, 1999 increased by $4,000 to $949,000 from $945,000 during the same period in the prior year. Research and development expenses as a percentage of product sales decreased to
26.5 percent from 26.6 percent from the prior comparable nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company's working capital decreased $4,098,000 from $2,928,000 at December 31, 1998 to a negative $1,170,000 at September 30, 1999. Net cash generated from financing activities of $1,976,000 was offset by: $198,000 of cash used for payments due for IT Services companies acquired in the prior year; $221,000 of cash used for software capitalized, including the further development of the Company's AlphaCONNECT technology; and $2,342,000 of working capital to acquire equipment, including approximately $1,032,000 to further the implementation of the Company's new integrated information system, and equipment purchases to support new service capabilities. The remaining decrease is due primarily to cash used by operating activities aggregating $3,513,000, which includes an increase in accounts receivable of $1,929,000. Delays associated with the implementation of the Company's new billing system significantly contributed to the increase in accounts receivable.

During the nine months ended September 30, 1999, the Company used cash provided under its bank credit facilities and from sales of equity securities to fund its operating requirements. On November 18, 1999, the Company issued $5.0 million of redeemable preferred stock to its existing preferred shareholder. Net proceeds from this offering are expected to be used to (i) repay the outstanding balance under the Company's revolving line of credit facility, (ii) provide $500,000 to fund the separation of the Company's internet software business from its IT services business, and (iii) provide an additional $1.9 million of operating capital.

The Company has obtained a waiver for certain violations as of September 30, 1999, of covenants and conditions in its bank credit facilities. Completion of the $5 million redeemable preferred stock financing cured the Company's covenant violations as of September 30, 1999 on a proforma basis.

Management's operating plan for the year 2000 contemplates a return to profitability and the realization of positive cash flows from operating activities. The Company believes positive cash flows from operating activites can ultimately be achieved by increasing revenues and controlling expenses. Although management's goal is to reduce losses and, ultimately, return the Company to profitability, there is no assurance that the Company will achieve profitability.

Management believes the potential sources of funds to meet the Company's cash requirements for at least the next twelve months are cash on hand, proceeds from the $5 million redeemable preferred stock financing discussed above, borrowings expected to be available under its existing revolving credit and term facilities, and cash expected to be provided by future operating activities. The Company believes these potential sources will provide sufficient cash to enable the Company to meet its liquidity requirements. However, due to uncertainties inherent in the achievement of management's strategic plan, there is no assurance that the Company will attain planned levels of operations.

The Company will also need to obtain additional long-term financing to fund its acquisition strategy and the separation of its internet software division from its IT services business, however, there are no assurances that any financing will be available on acceptable terms or otherwise.

Ultimately, the Company's long-term success is dependent upon its ability to successfully execute its strategic plan, obtain additional long-term financing, and ultimately attain sustained profitable operations.

The Company's future capital requirements depend on a variety of factors, including, but not limited to: service revenue growth or decline; equipment purchase requirements; potential acquisitions; and the success, timing, and amount of investment to expand the Company's presence in the Internet/intranet markets.

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

Internal Infrastructure
The Company has reviewed its major computers, software applications, and related equipment used in connection with its internal operations for Year 2000 Problems; however, the majority of the computer programs used by the Company are off-the-shelf, recently developed programs from third-party vendors. The Company has obtained assurances from such vendors as to the Year 2000 compliance of their products. Although some vendors make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized by the Company will not be affected. The Company completed testing, replacing or enhancing its internal applications to ensure that risks related to such software are minimized. However, the infrastructure will continue to be monitored and necessary actions taken as additional information becomes available.

Systems Other than Information Technology Systems
In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has assessed the potential effect of, and costs of, remediating the Year 2000 Problem on its office and facilities equipment. The Company has completed the modifications, upgrades, and replacements which it believes to be required of these internal systems. However, the systems will continue to be monitored and necessary actions taken as additional information becomes available.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      See Exhibit Index.

(b) No Form 8-K was filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ALPHA MICROSYSTEMS
                                                    (Registrant)


Date: November 19, 1999                          By: /s/  Douglas J. Tullio
                                                     ---------------------------
                                                     Chairman, CEO and President


Date: November 19, 1999                          By: /s/  Jeffrey J. Dunnigan
                                                     ---------------------------
                                                     Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Number            Description of Documents
------            ------------------------

 3.8      Certificate of Reduction of Class A Cumulative, Redeemable and
          Exchangeable Preferred Stock, Class B Cumulative, Redeemable and
          Exchangeable Preferred Stock dated August 25, 1999

10.52     Amendment No. 3 to Securities Purchase Agreement by and between
          Registrant and Hampshire Equity Partners II, L.P. dated November 18,
          1999

27        Financial Data Schedule
