Form 10-K
period 1999-12-31
ALPHA MICROSYSTEMS
filed 2000-03-30
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the year ended December 31, 1999

                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of its common stock on March 20, 2000 on the Nasdaq National Market, a date within 60 days prior to the date of filing, was $91,954,132.

As of March 20, 2000, there were 11,770,129 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days after the close of the registrant's year ended December 31, 1999, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

                                INTRODUCTORY NOTE

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, but are not limited to, statements relating to: (i) the market acceptance of our products, including, but not limited to, our Network Query Language based Internet and intranet technology, and our information technology services, (ii) the continued development of our technical, manufacturing, sales, marketing and management capabilities, (iii) anticipated competition, (iv) completion of complementary acquisitions and alliances, and
(v) any future performance, achievements, or industry results expressed or implied by such forward-looking statements.

The forward-looking statements included in this report are based on current expectations that involve a number of risks and uncertainties. Forward-looking statements included in this report regarding our actual results, performance and achievements are dependent on a number of factors. Our ability to execute Internet/intranet technology and marketing agreements with key companies and our ability to derive revenues from the sale of product, licensing of technology, or revenue sharing relationships depends on: (i) our ability to develop, produce and market products and services that incorporate new technology, are priced competitively and achieve significant market acceptance, (ii) whether our products and information technology services will be commercially successful or sufficiently technically advanced to keep pace with rapid improvements in computer technology and resulting product obsolescence, (iii) our ability to deliver commercial quantities of new products in a timely manner, (iv) our ability to manage risks associated with our Internet operating strategies, (v) changes in our operating strategy and capital expenditure plans, and (vi) the economic and competitive environment of the Internet/intranet industry in general. Our ability to expand our information technology professional services division through new service contracts, expansion of time and materials servicing, and alliances with third-party information technology service providers, to realize revenues from existing service contract alliances and to develop opportunities to service products manufactured by third parties depends on: (i) our ability to develop, produce and market services that are priced competitively, (ii) whether our information technology services will be commercially successful or sufficiently technically advanced to keep pace with rapid improvements in computer technology and resulting product obsolescence,
(iii) changes in the cost of information technology services, (iv) our ability to manage risks associated with our information technology services operating strategies, (v) changes in our operating and capital expenditure plans, and (vi) our ability to manage our expenses in relation to our revenues. Our ability to potentially pursue companies that provide strategic platforms on which to leverage future growth depends on: (i) the economic and competitive environment of the computer maintenance and information technology support services industry in general, and in our specific market areas, (ii) our ability to identify acquisition candidates, (iii) the availability of, and terms of, financing to fund the anticipated growth of our business, and (iv) our ability to successfully integrate acquired operations with our existing operations.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

We previously operated under a fiscal year end ending the last Sunday in February. In 1998, we adopted a calendar year end effective for the fiscal ten-month period ending December 31, 1998. To the extent comparisons of the year ending December 31, 1999 are made to the twelve-month period ending December 31, 1998, the amounts for such prior periods have been derived from previously reported results for the ten-month period ended December 31, 1998 plus two-thirds of the quarter ended February 22, 1998, and are unaudited.

                                  RISK FACTORS

        An investment in our Common Stock involves a high degree of risk. Before making an investment decision, you should carefully consider all the risks described in this report in addition to the other information contained in this report (including the Exhibits referenced in this report). Our business, operating results and financial condition all could be adversely affected by any of the following risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operating results and financial condition. The market price of our Common Stock could decline due to the occurrence of any of such risks and you could lose all or part of your investment. This report also contains certain forward-looking statements that involve risks and uncertainties. Certain factors, including the risks described below and elsewhere in this report, could cause our actual results to differ materially from anticipated results reflected in the forward-looking statements.



        WE RECENTLY CHANGED THE FOCUS OF OUR BUSINESS TO CONCENTRATE ON INTERNET PRODUCTS AND SERVICES, AND INFORMATION TECHNOLOGY PROFESSIONAL SERVICES; THEREFORE, OUR PAST BUSINESS AND FINANCIAL RESULTS MAY NOT PROVIDE A RELIABLE BASIS FOR ASSESSING THE PROSPECTS FOR THE NEW FOCUS OF OUR BUSINESS AND THE FUTURE OF OUR BUSINESS NOW LARGELY DEPENDS ON NEW TECHNOLOGIES AND EMERGING MARKETS.

        Our historic principal business lines were (1) the sale of computer and networking hardware and software products, and (2) the service of our products, the service of third-party hardware and software products, and installation, training and consulting services with respect to these products. On January 31, 2000, we completed a sale of these business lines to R.E. Mahmarian Enterprises, LLC, which is owned by Richard E. Mahmarian, a current member of our Board of Directors. We now focus exclusively on our remaining operations which we have segmented into two operating divisions - our NQL Solutions technology division, which focuses on Internet products and services, and our information technology professional services division, which is also known as Delta CompuTec, Inc. ("DCi").

        Accordingly, our past business and financial results do not reflect the new focus of our business. Analyzing those past results will not provide an accurate picture of our current risks or anticipated returns. The future for our business will depend almost exclusively on elements that made up a relatively smaller portion of our prior business and financial activities. Also, the future of our NQL Solutions technology division will depend mostly on new technologies and emerging markets, both of which are in the early stages of commercial development.

        WE MAY INCUR SUBSTANTIAL EXPENSES IF WE HAVE TO PERFORM OBLIGATIONS THAT R.E. MAHMARIAN ENTERPRISES ASSUMED WHEN IT PURCHASED OUR HISTORIC PRINCIPAL BUSINESS LINES.

        In connection with the above described sale of our historic principal business lines, R.E. Mahmarian Enterprises assumed many obligations that previously belonged to us. Such obligations include, but are not limited to, providing software and hardware service and support to our prior customers, employee payroll, pension and insurance obligations, service outlet real estate leases, vehicle leases and other contractual obligations. If for any reason R.E. Mahmarian Enterprises fails to perform any of those obligations, we may have to perform those obligations in its place. This could force us to incur substantial expenses. Such expenses could significantly adversely affect our business, financial results and the market price of our Common Stock. In the financial statements included in this Form 10-K, we reflect approximately $2,700,000 of deferred gain for these potential expenses. However, we expect that the amount of this exposure will be reduced to approximately $1,700,000 by March 31, 2000, as a result of the operations of R.E. Mahmarian Enterprises.

        THE MARKET FOR OUR NQL SOLUTIONS BASED PRODUCTS AND SERVICES IS NEW AND EMERGING AND IF IT DOES NOT GROW AS RAPIDLY AS WE ANTICIPATE OR IF IT DECLINES IN SIZE, OUR PLANNED GROWTH AND FINANCIAL OBJECTIVES WILL NOT BE MET.

        Our success depends on the emergence and growth of the market for bots, intelligent agents and services for searching, gathering, filtering and organizing information from the World Wide Web. We plan to dedicate all of our sales, marketing, product development and service efforts toward (1) our NQL Solutions technology division, which will focus on expanding the sales and marketing of NQL Solutions based products and services, and (2) our technology professional services division, which will concentrate on providing high value-added services to major accounting firms, financial institutions, hospitals and pharmaceutical companies that are primarily located in the Northeast. If the markets for products and services for searching, gathering, filtering and organizing information from the Web or for technology professional services do not grow as rapidly as we expect, our planned growth and financial objectives will not be met. A number of factors could prevent or hinder the emergence and growth of these markets, including the following:

        - a decline in the growth rate of e-commerce or a decline in the size of the e-commerce market;

        - a failure of information technology spending to grow to predicted levels;

        - a failure of the Internet network infrastructure to keep pace with substantial growth;

        - concerns and adverse publicity about the security of e-commerce transactions;

        - actual or perceived harm to Web sites and e-commerce in general caused by computer hackers or others attempting to disrupt e-commerce; and

        - an unwillingness of potential customers to change their traditional business methods.


        OUR NQL SOLUTIONS BASED PRODUCTS AND SERVICES ARE ALL IN EARLY STAGES OF COMMERCIALIZATION.

        Our NQL Solutions based products and services are all in early stages of commercialization. Therefore, it is difficult to forecast the level of market acceptance that our NQL Solutions based products and services will attain. Market acceptance of NQL Solutions based products and services could be negatively impacted by any of the following circumstances:

        - instead of using our products and services, our current and potential customers decide to create their own technology for developing intelligent agents and data conversion software for gathering and organizing information on the Web or use such products and services provided by other companies;

        - competitors develop products, technologies or capabilities that render our products and services obsolete or noncompetitive, or that shorten the life cycle of our products and services;

        - our products and services do not meet customer performance needs or contain significant defects;

        - we are unable to recruit and retain sales personnel needed to effectively market our products and services;

        - we are unable to recruit and retain computer programmers and software engineers needed to effectively develop and improve our products and services; or

        - we are unable to update and improve our products and services frequently enough in order to remain competitive in the rapidly changing Internet and e-commerce environment.

        Furthermore, any decline in demand for our products or services or a decline in the average selling or licensing price for our products could significantly negatively impact our business, financial results and the market price of our Common Stock.

        OUR NQL SOLUTIONS TECHNOLOGY DIVISION HAS A HISTORY OF LOSSES AND EXPECTS LOSSES IN THE FUTURE. IF THAT DIVISION DOES NOT ACHIEVE OR SUSTAIN PROFITABILITY, OUR VIABILITY COULD BE IN DOUBT AND THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY.

        To date, our NQL Solutions technology division has never had a profitable quarter and there is no assurance that this division will attain or sustain profitability in the future. To date, we have funded the operations of our NQL Solutions technology division from revenue generated by our other divisions and funds invested by Hampshire Equity Partners, II, L.P. We expect to continue to incur significant costs developing and introducing enhancements to our NQL Solutions based products and technologies, improving and expanding our information technology services and expanding our sales and marketing activities. We expect this strategy to result in losses for our NQL Solutions technology division at least through the next six to eight quarters. These losses could impede the ability of us to compete effectively by creating doubt among our current and potential customers as to our long-term viability, and could cause the market price of our Common Stock to decline significantly.

        OUR QUARTERLY OPERATING RESULTS FOR OUR NQL SOLUTIONS TECHNOLOGY DIVISION ARE VOLATILE AND DIFFICULT TO PREDICT AND IF WE FAIL TO MEET THE EXPECTATIONS OF ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY.

        Our quarterly operating results for our NQL Solutions technology division have varied in the past and may vary significantly in the future. Because our business is evolving rapidly and our NQL Solutions technology division is still in the early stages of commercial development, we have little experience in forecasting revenues for this division. Since our operating results for our NQL Solutions technology division are volatile and difficult to predict, we believe that period-to-period comparisons of the operating results from this division are not a reliable indication of this division's likely future performance. Our future quarterly operating results may be below the expectations of public market analysts and investors. In this event, the market price of our Common Stock may decline significantly. Our future quarterly operating results may vary for several reasons, including, but not limited to, the numerous risk factors discussed in this report.

        As we work to further develop our products and services and expand our business, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability to adjust spending could accentuate any negative effects on our quarterly results.

        WE DO NOT HAVE LONG HISTORY OF OPERATING OUR INFORMATION TECHNOLOGY PROFESSIONAL SERVICES DIVISION.

        We acquired our information technology professional services division in September of 1998. Although the key management personnel of this division continued with us after our acquisition, we have owned and operated this division for only five quarters. Therefore, we may not yet be fully aware of the risks and prospects for this division or our industry in general. The short length of our experience with our information technology professional services divisions could negatively impact our ability to evaluate and effectively oversee our operation, and this could significantly adversely affect our business, financial results and the market price of our Common Stock.

        VARIABLE SALES CYCLES MAKE IT DIFFICULT TO PREDICT THE TIMING OF WHEN SALES WILL BE MADE, MAKING QUARTERLY OPERATING RESULTS LESS PREDICTABLE.

        Because customers have differing views on the strategic importance of acquiring products for gathering and organizing information on the Web and using professional services for improving their information technology networks, the time required to educate customers and sell our products and services can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically can range from six to nine months. While our customers are evaluating our products and services before placing an order, we may incur substantial sales and marketing expenses and expend significant management efforts after which customers still may not place an order with us. Sales cycles for our products and services sold to larger companies have been longer than sales cycles for our products that are sold to comparatively smaller companies. We expect that our sales to larger companies may increase as a percentage of our total sales over time, and, accordingly, we may experience longer average sales cycles for our products and services. In addition, purchases of our products and services will frequently be subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products and services represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles.

        OUR REVENUE LARGELY DEPENDS ON OUR INFORMATION TECHNOLOGY PROFESSIONAL SERVICES DIVISION.

        The vast majority of our revenue currently comes from providing information technology services. In 1999, our NQL Solutions technology division generated less than 1% of the amount of revenue generated by our information technology professional services division. We anticipate that our information technology professional services division will generate almost all of our revenue for at least the next six to eight quarters. If our information technology professional services division fails to grow its profits as expected, that could negatively impact our ability to develop and expand our NQL Solutions technology division and significantly adversely affect our business, financial results and the market price of our Common Stock.

        WE FACE INTENSE AND INCREASING COMPETITION IN THE MARKET FOR OUR NQL SOLUTIONS BASED PRODUCTS AND SERVICES AND FOR OUR INFORMATION TECHNOLOGY SERVICES.

        The markets for NQL Solutions based products and services and for information technology services is intensely competitive and the competition is increasing. There are no substantial barriers to entry for Internet services and products or for information technology services, so we expect competition in these markets to increase and remain both strong and persistent. Competitors include on-line service and content providers, Web site operators, other Internet services and products that incorporate data retrieval, conversion and delivery or "push" technology, and numerous information technology service providers. Unknown to us, another company could now be developing one or more products or services superior to our products or services. Such a company could, to our detriment, rapidly acquire market share for competitive Internet products and services or information technology services. In short, competitive forces could rapidly, severely and adversely affect our business, financial results and the market price of our Common Stock.

        Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers, have extensive knowledge of our industries and may be capable of offering alternative solutions. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that may improve their ability to address the needs of customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could negatively impact our ability to sell our products or services at the price levels required to support our continuing operations.

        Our future success depends largely on our ability to (i) successfully manage the operational growth of our products and services, (ii) adapt to rapidly changing technologies, (iii) keep our products and services competitively priced, (iv) maintain and enhance our market position, (v) adapt our services and products to evolving industry standards, (vi) continually improve the performance, features and reliability of our services and products in response to both evolving demands of the marketplace and competitive service and product offerings, and (vii) establish a paying market. There is no assurance that any of these things will occur and, even they do occur, there is no assurance that they will continue to occur. We may lack sufficient funds and resources to keep our products and services up to date and competitively positioned. With the new and rapidly evolving nature of the Internet marketplace, there is no assurance that Internet product providers will be able to establish and maintain a paying market for NQL Solutions based products.

        IF WE FAIL TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS AND SERVICES WILL BECOME OBSOLETE OR UNMARKETABLE.

        New technologies or new industry standards for gathering, exchanging, integrating, personalizing and organizing information over the Internet could render our products and services obsolete and unmarketable. We believe that to succeed we will have to frequently enhance our NQL Solutions based products and services, develop new products and services on a timely basis to keep pace with technological developments and satisfy the increasingly sophisticated requirements of our customers. Therefore, we cannot be certain that we will successfully respond to technological change, evolving industry standards or customer requirements. If we are unable to adequately respond to these changes, our revenues and market share could rapidly decline. In connection with the introduction of new products and enhancements, we expect to experience development delays and related cost overruns, which are not unusual in the software industry. We could encounter these problems or more serious delays in the future. Any delays in developing and releasing new products or services or enhancements to our existing products or services could result in:

        -       customer dissatisfaction;

        -       cancellation of orders and licensing agreements;

        -       negative publicity;

        -       loss of revenues;

        -       slower market acceptance;

        -       slower, or even negative, business growth rates; and

        -       legal action against us by customers.

        Our NQL Solutions based products and services are designed to work on a variety of hardware and software platforms used by our customers. However, these products may not operate well with future versions of hardware and software platforms, programming languages, database environments, accounting and other systems used by our customers. We must frequently modify and improve our technology to keep pace with changes made to these platforms and to operational applications and other Internet-related applications. This may result in uncertainty relating to the timing and nature of new product or service announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products or services in response to evolving industry standards, they could rapidly become obsolete or unmarketable, which would significantly adversely affect our business, financial results and the market price of our Common Stock.

        IF A SIGNIFICANT NUMBER OF WEB SITES BLOCK BOTS AND INTELLIGENT AGENTS FROM SEARCHING, GATHERING AND ORGANIZING INFORMATION FROM THEIR SITES, THAT WOULD REDUCE THE MARKETABILITY OF OUR NQL SOLUTIONS BASED PRODUCTS.

        Our NQL Solutions based products are designed to enable others to create and use bots and intelligent agents for automatically searching, gathering, filtering, organizing, converting and monitoring information on Web sites. If a significant number of Web sites block bots and intelligent agents from taking one or more of these actions or any other actions for which NQL Solutions based bots and intelligent agents may be deployed, that would substantially reduce the marketability of our NQL Solutions based products.

        WE MAY BE UNABLE TO DEVOTE ENOUGH FUNDS AND RESOURCES TO SUFFICIENTLY DEVELOP OUR PRODUCTS AND SERVICES IN ORDER TO SUSTAIN AND GROW OUR BUSINESS.

        Developing and improving our products and services requires large amounts of funds and resources. There are no assurances that we will be able to provide enough funds and resources to sufficiently develop our products and services in order to sustain and grow our business. If we lack funds and resources for product and service development, our business, financial results and the market price of our Common Stock could be significantly adversely affected.

        WE COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE AND MAINTAIN TECHNOLOGY AND MARKETING AGREEMENTS WITH OTHER KEY COMPANIES OR IMPLEMENT STRATEGIES TO KEEP PACE WITH THE MARKET.

        We currently have agreements regarding our NQL Solutions technology with several key companies in the Internet technology industry, including Microsoft, General Magic, Jubii, Perspective Partners, NetBy-Tel, Emerge and Lycos/Quote.com. One or more of these agreements could terminate or expire. Such an event could significantly adversely affect our business, financial results and the market price of our Common Stock.

        We expect to execute technology and marketing agreements with key companies, as well as develop additional strategies to keep pace with the fast changing market. These anticipated agreements are expected to range from customized technology projects to marketing alliances. While we expect these agreements to provide us significant benefits, they may or may not provide us any actual benefits. Some of our strategies are anticipated to expand the integration of the NQL Solutions technology with third-party products and services currently being developed or marketed. No assurance can be given that any of these strategies will be successfully implemented. If we do not successfully implement any or all of such strategies, our business, financial results and the market price of our Common Stock could be significantly adversely affected.

        WE COULD BE ADVERSELY AFFECTED IF WE ARE UNSUCCESSFUL IN IMPLEMENTING ONE OR MORE OF OUR GROWTH STRATEGIES FOR OUR INFORMATION TECHNOLOGY PROFESSIONAL SERVICES DIVISION.

        We plan to grow our information technology professional services division through (i) employing Internet technologies to enhance information technology services and to further our competitive advantage with the use of our NQL Solutions technology, (ii) completing complementary acquisitions and alliances focused primarily on enhancing our network management and integration professional services, and (iii) leveraging existing infrastructure. There is no assurance that we will successfully implement any of these growth strategies. We may be unable to adequately enhance our information technology services to retain or improve any competitive advantage we may now have. Government regulations, competitive forces or other unforeseen factors may prevent us from completing acquisitions and alliances. Even if we implement all these growth strategies, no assurance can be given that our information technology professional services division will grow. Failure to grow this division could significantly adversely affect our business, financial results and the market price of our Common Stock.

        WE COULD BE ADVERSELY AFFECTED IF ONE OR MORE OF OUR MARKETING, DISTRIBUTION OR SALES STRATEGIES ARE UNSUCCESSFUL.

        There is no assurance that we will successfully implement any of our marketing, distribution or sales strategies. We may lack sufficient funds, resources or qualified personnel to grow our sales and marketing staff. Failure to successfully implement one or more of our marketing, distribution or sales strategies could adversely affect our business, financial results and the market price of our Common Stock.

        IF OTHER PARTIES WRONGFULLY USE OUR NQL SOLUTIONS BASED PRODUCTS WITHOUT BEING LICENSED, OUR REVENUE FROM THOSE PRODUCTS WOULD BE NEGATIVELY IMPACTED.

        We anticipate depending almost exclusively on licensing agreements to earn revenue from our NQL Solutions based products. We have safeguards in place to monitor and reduce the risk of unauthorized use of our NQL Solutions based products. There is, however, no assurance that other parties will not manage to circumvent those safeguards and use those products without being licensed. If that occurs, we could lose a significant portion of our potential revenue.

        WE FACE INTENSE COMPETITION FOR KEY PERSONNEL. IF WE ARE UNABLE TO ATTRACT, TRAIN AND RETAIN KEY PERSONNEL, WE WOULD BE ADVERSELY AFFECTED.

        Competition for key personnel is intense, particularly in Orange County, California, where our headquarters are located, and in New Jersey, where our information technology professional services division is based. We have experienced difficulties attracting, hiring, training and retaining personnel in the past, and our key personnel, including members of our management team, may terminate their employment with us or decide to work for one of our competitors at any time for any reason. The loss of the services of any of our key personnel would materially impede the operation and growth of our business. We do not maintain key person life insurance on any of our personnel.

        WE WOULD BE ADVERSELY AFFECTED IF WE COULD NOT EFFECTIVELY MANAGE RAPID GROWTH AND EXPANSION.

        Our ability to offer our products and services in a quickly evolving market requires an effective planning and management process. We intend to rapidly expand the operations of our two remaining divisions. Rapid growth can place significant demands on our managerial and operational resources and our internal training capabilities. In addition, we intend to hire a significant number of employees for our two remaining divisions. We also plan to expand the geographic scope of our operations, both domestically and internationally. We intend for this geographic expansion to occur primarily in our NQL Solutions technology division. Expansion may substantially burden our management team. To manage growth effectively, we must:

        - implement and improve our operational, financial, information and other systems, procedures and controls on a timely basis;

        - expand, train and manage our workforce, particularly our sales, marketing and support organizations; and

        - identify and move into suitable office space to expand our facilities.

There is no assurance that our systems, procedures or controls will be adequate to support our current or future operations or that our management team will be able to manage expansion and still achieve the rapid execution necessary to meet our growth expectations. Failure to manage our growth effectively could diminish our growth prospects and could result in lost opportunities as well as operating expenses exceeding budgeted amounts.



        WE COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN UNDETECTED
DEFECTS.

        Our NQL Solutions based products are complex and may contain undetected errors or result in system failures, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we have discovered software defects in our new products after their introduction. Testing of our NQL Solutions based products is particularly challenging because it is difficult to simulate the wide variety of computer environments into which they may be deployed. The implementation of our NQL Solutions based products typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers' expectations in a timely manner we could experience:

        -       loss or delay in receipt of revenues and loss of market share;

        -       loss of customers;

        -       failure to achieve market acceptance;

        -       diversion of development resources;

        -       diversion of customer support resources;

        -       negative publicity;

        -       increased service and warranty costs;

        -       legal actions by customers against us; and

        -       increased insurance costs.

        Because our customers use our products and services for mission-critical applications, errors or defects in or other performance problems associated with our products and services could result in financial or other damages to our customers. Our customers may then seek substantial damages from us for their losses. We have not experienced any such claims to date. However, such claims brought against us, even if not successful, would likely be time-consuming, costly and harmful to our reputation.

        Our license and service agreements with customers generally contain provisions designed to limit our exposure to potential liability claims. These provisions typically include disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license and service agreements generally limit the amounts recoverable for damages to the amounts paid by our customers for the products or services giving rise to the damages. We cannot be certain that the limitations of liability we include in our contracts will be enforceable since existing or future laws or unfavorable judicial decisions could negate these liability limiting provisions. The successful assertion of one or more large claims that exceed contractual limitations on our liability could have significant negative impact on our business, financial results and the market price of our Common Stock.

        OUR CURRENT INTELLECTUAL PROPERTY PROTECTIONS MAY NOT ADEQUATELY PROTECT OUR RIGHTS AND INVESTMENTS IN OUR INTELLECTUAL PROPERTY ASSETS.

        We have received a notice of allowance from the United States Patent and Trademark Office on a utility patent application and have two additional utility patent applications pending before the United States Patent and Trademark Office. We have a number of federally registered trademarks and pending applications to federally register marks.

        While we believe that all our patent applications are based on unique technologies developed and owned by us and that we own our trademarks, no assurance can be given that any patent will be issued with respect to any of our technologies or that any pending trademark applications will mature into registration. We may decide to abandon prosecution of one or more of our patent or trademark applications prior to the issuance of a patent or trademark. If any patent or trademark issues, there can be no assurances that it will be sufficiently broad to protect our technology and rights or that the patent or trademark will not be circumvented by other means. If any patent or trademark issues, it still may not deter competitors or other third parties from developing equivalent technology that does not infringe on our rights or from marketing competitive products under different marks. In addition, no assurance can be given that any patents or trademarks that may be issued will not be challenged, re-issued, re-examined, invalidated or held unenforceable. Also, any rights granted to us through a patent or trademark do not guaranty that such rights will adequately protect our investment in our technology and intellectual property.

        Even if we receive patent protection, trademark registration or other proprietary rights for our technology or trademarks, no assurance can be given that our products, trademarks or activities will not infringe on the patents, trademarks or proprietary rights of others. Regardless of whether we obtain or maintain any patents or trademarks, another party could bring an action seeking to stop us from using some or all of our technology or trademarks and to stop us from engaging in some or all of our activities. If another party successfully prosecutes such an action, we may have to cease using some or all of our technology or trademarks, have to cease some or all of our activities, and be held liable for substantial damages.

        If the United States Patent and Trademark Office denies any or all of our patent or trademark applications, in whole or in part, or if we lose an existing trademark registration, our business, financial results and the market price of our Common Stock could be significantly adversely affected. Partial or complete denial of any or all of our patent or trademark applications or loss of an existing trademark registration would also, among other things, substantially reduce our ability to prevent others from copying our technology or trademarks to develop and market competitive products or services and significantly limit our ability to profit from licensing or selling our technology, products and services to others. If we are unable to prevent others from copying any or all of our patent pending technologies or trademarks to develop or market competitive products, we could also lose a substantial portion or all of any technological and marketing advantages we may currently have over any actual or potential competitors.

        Even if we obtain and maintain patents for our technologies and federal registrations for our trademarks, another party could still develop a competitive product or service that infringes on our patented technology or trademarks. To stop such infringement, we may have to sue the infringing party and convince a judge or jury that our rights are being infringed. Such litigation would likely require us to spend substantial amounts on legal fees and related costs and require substantial management effort and participation. Due to the inherent uncertainties of litigation, there is no guaranty that a judge or jury would reach a conclusion favorable to us even if one or more of our patents or trademarks was being infringed. Accordingly, other parties may be able to infringe upon our patent or trademark rights for long or indefinite periods of time. Even if we ultimately prevail in litigation, we may not be able to recover any or all of our costs, expenses and lost profits associated with such infringement.

        IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO COMPETE COULD BE SERIOUSLY HARMED. IF OTHER PARTIES BRING LAWSUITS AGAINST US CLAIMING INFRINGEMENT OF THEIR INTELLECTUAL PROPERTY RIGHTS, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES.

        Our success depends in large part on our ability to adequately protect our intellectual property rights. We seek to protect our source code, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We require our customers to enter into license agreements, which impose restrictions on our customers' ability to utilize our products. In addition, we seek to avoid disclosure of our trade secrets by, among other methods, restricting access to our source code and requiring persons with access to our proprietary information to sign confidentiality agreements. However, some of these confidentiality agreements contain provisions that may permit these persons, in some circumstances, to develop products based on our proprietary information as a result of their access to our source code. If any such persons develop products based on our proprietary information, the value of our proprietary information will be adversely impacted. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology is difficult, and while we are unable to determine the extent to which piracy of our products exists, software piracy can be a persistent problem. In addition, as we expand our operations globally, we become increasingly exposed to intellectual property infringement since the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may copy our products and services, independently develop similar technology or services, or design around our intellectual property rights. If we fail to adequately protect our intellectual property, our business, financial results and the market price of our Common Stock could be significantly adversely impacted.

        There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that third parties may claim that our current or future products or services infringe their intellectual property rights. We expect that software developers will increasingly be susceptible to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Any intellectual property claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. If a royalty or licensing agreement is required, it may not be available to us on acceptable terms or at all. If this occurs, our business, financial results and the market price of our Common Stock could be significantly adversely impacted.

        AGREEMENTS WITH KEY EMPLOYEES AND CONSULTANTS MAY NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

        We have agreements with certain key employees and consultants which include provisions designed to protect the confidentiality and our ownership of our intellectual property. Despite these precautions, no assurance can be given that such agreements will adequately protect our intellectual property rights. One or more persons could, to our substantial detriment, disclose confidential information concerning our business or claim ownership of our intellectual property. No assurance can be given that our agreements with certain key employees and consultants would provide us with meaningful remedies in the event of improper use or disclosure of our intellectual property.

        THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS MAY PREVENT US FROM TIMELY DEVELOPING PRODUCTS OR SERVICES.

        We may have to obtain licenses to patents or other intellectual property rights in order to quickly develop products and services. No assurance can be given that we will be able to obtain any such licenses on acceptable terms or at all. If we do not obtain such licenses, we could encounter detrimental delays in developing or introducing products or services or even be completely prevented from developing and marketing particular products or services. Even if we attempt to design around the patent or other intellectual property rights of others, other parties could bring actions claiming that we have infringed on their rights. We could encounter substantial costs and delays in defending itself in such litigation and, if the other party prevails, we could have to pay substantial damages for infringement.

        FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OUR INDIRECTLY MATERIALLY ADVERSELY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF INTERNET COMMERCE.

        As Internet commerce evolves, we expect federal, state, local and foreign governments and agencies to adopt regulations covering many issues, including user privacy, pricing, content and quality of products and services. If enacted, these laws, rules or regulations could limit the market for our NQL Solutions based products and related services, which could significantly adversely affect our operating results, business prospects and the market price of our Common Stock. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we are unsure whether similar legislation will be enacted and upheld in the future. It is possible that legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth of Internet usage and decrease our acceptance as a commercial medium. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our costs could increase and our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, the application of existing laws and regulations to the Internet and on-line businesses, and litigation seeking to restrict placing, accessing or using information on the Internet.

        WE ARE VULNERABLE TO EXTERNAL EVENTS THAT MAY NEGATIVELY IMPACT OUR ABILITY TO CONDUCT OUR BUSINESS OPERATIONS.

        We are vulnerable to a major earthquake and other calamities. Our NQL Solutions technology division's operational facilities and our central corporate offices are located in Orange County, California, a very seismically active region. Our computer systems, as well as the telecommunications and other infrastructure serving our operations, are potentially vulnerable to a major earthquake. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake and we do not have a recovery plan for earthquake, fire, flood, systemic power or communication failure, sabotage or similar disasters. We are unable to predict the effects of any such event, but any such event could seriously harm our business, financial results and the market price of our Common Stock.



        IF WE ACQUIRE OTHER BUSINESSES, WE WILL BE SUBJECT TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL RESULTS AND THE MARKET PRICE OF OUR COMMON STOCK.

        From time to time, we may pursue acquisitions to obtain complementary products, services and technologies. An acquisition may not produce the revenue, earnings or business synergies that we anticipate, and an acquired product, service or technology might not perform as we expect. In pursuing any acquisition, our management could spend a significant amount of time and effort, and the acquisition may not be completed. If we complete an acquisition, we would likely have to devote a significant amount of management resources to integrate the acquired business with our existing business.

        To pay for an acquisition, we may use our stock or cash. Alternatively, we may borrow money from a bank or other lender. If we use our stock, our shareholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

        WE MAY NEED TO RAISE ADDITIONAL CAPITAL AND IT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL.

        We expect to have sufficient funds to meet our need for capital for at least the next twelve months. After that, we may need to raise additional capital and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

        THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE; YOU MIGHT LOSE ALL OUR PART OF YOUR INVESTMENT.

        The price of our Common Stock has been and may continue to be volatile. The price of our Common Stock may fluctuate significantly in response to a number of events and factors relating to us, our competitors, the market for our products or the securities markets in general, such as:

        -       quarterly variations in our operating results;

        - announcements by us or our competitors of new technological innovations, new products, new services, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

        - changes in financial estimates and recommendations by securities analysts;

        - changes in market valuations of Internet-related and networking companies;

        -       loss of a major customer;

        -       additions or departures of key personnel;

        -       changes in prevailing interest rates;

        -       fluctuations in overall stock market prices and volumes; and

        -       news relating to trends in our markets.

        In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our operating performance.

        Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

ITEM 1. BUSINESS

RECENT ASSET SALE

        We recently sold our historic principal business lines which were: (1) the sale of computer and networking hardware and software products, and (2) the service of our products, the service of third-party hardware and software products, and installation, training, and consulting services with respect to these products. Following the completion of this transaction, we are now focusing exclusively on our two remaining operating divisions: the NQL Solutions technology division which will expand the sales and marketing of the NQL Solutions technology, and the DCi information technology professional services division which will concentrate entirely on providing high value-added services to major accounting firms, financial institutions, hospitals and pharmaceutical companies that are primarily located in the Northeastern United States.

         The sale, which was completed on January 31, 2000, involved the transfer of substantially all of the assets associated with the managed services division and the computer hardware manufacturing division to R.E. Mahmarian Enterprises, LLC for consideration of approximately $3.2 million, consisting primarily of liabilities that were assumed by the purchaser. We also received a ten percent contingent interest in gross cash and noncash proceeds that may be received by R.E. Mahmarian Enterprises upon the occurrence of certain liquidity events involving the purchaser, which is owned by Richard E. Mahmarian, a current member of our Board of Directors. This transaction was approved by a special committee of the Board of Directors and we received an opinion from our investment bankers that the consideration received in the transaction was fair from a financial point of view.

        The assets sold included certain accounts receivable, prepaid expenses, other current and non-current assets, inventories, fixed assets, information technology service contracts and capitalized software development costs. We also agreed to (1) grant R.E. Mahmarian Enterprises the right to use the name "Alpha Microsystems" and associated logos, marks and trade dress, (2) transfer the rights to the trade names, logos and trademarks associated with divisions that were sold, and (3) enter into a five-year license agreement providing the right to internally use our NQL Solutions technology. Additionally, we agreed to sublease a portion of our Santa Ana, California facility at a rental rate equal to our cost.

OVERVIEW

        We are a provider of leading edge business-to-business Internet technology. Our two remaining operating divisions are (1) our NQL Solutions technology division that develops and markets Internet software products and services which are designed to access, excavate, gather, organize and convert into desired formats the massive amounts of data that are located on the Web, and (2) our DCi information technology professional services division that provides network installation, support and consulting services.

        NQL SOLUTIONS TECHNOLOGY DIVISION

        The NQL Solutions technology division provides leading edge bot and intelligent agent technologies to the global Internet business-to-business market. Bots are software robots designed to excavate, gather and organize the massive amounts of data proliferating on the Web, and automate many of these computing processes. Intelligent agents are personalized bots that can make their own decisions and thus use their own "artificial intelligence" to improve their abilities to search, retrieve and organize data. Intelligent agents access and search multiple types of information systems in various locations, especially across the Internet, and perform computing tasks that are difficult, inefficient or impossible to conduct manually. Bots and intelligent agents can also be used to monitor and report on the status of data and systems.

        The NQL Solutions technology division serves the growing needs of e-commerce businesses and other commercial Internet users for improved bot and intelligent agent technologies. This division created and developed Network Query Language (NQL), a proprietary scripting programming language that streamlines the development of intelligent agents, bots and Web applications. NQL can also be used to convert data on Web into desired formats for other databases and documents. Currently, we believe NQL is the only programming language designed exclusively for the development of bots and intelligent agents. NQL provides an efficient development environment for bots, intelligent agents and Web applications in much the same way as Structured Query Language ("SQL") provided a common development environment for database applications. As a result, the NQL technology delivers substantial added value to information management, one of the most critical needs on the Internet.

        We license the NQL technology to businesses so they can quickly create and use their own bots and intelligent agents in real time. The current target market for NQL based bot and intelligent agent technology includes Internet integrators, information technology departments of Fortune 1000 and other large companies, Internet communities and marketplaces (portals and vortals) and independent software vendors. These businesses use NQL technology to quickly create their own intelligent agents to search the Web for specific information and then gather and organize that information for internal or external use. Using NQL, companies and individuals can create and deploy customized bot and intelligent agent applications in a matter of hours or days rather than the weeks or months common with other development environments. NQL contains more than 350 common English language verbs and is designed to be non-cryptic and easily learned by even low-level programmers. NQL greatly simplifies Internet programming, much like SQL simplifies database programming. For example, NQL's automated Web recording function allows a user to initially determine the information to be retrieved from a Web site utilizing intelligent agents that would, thereafter enable the browser to automatically continue retrieving the information without further user intervention. We also develop and market customized NQL applications (including bots and intelligent agents) for gathering and organizing information from the Web.

        INFORMATION TECHNOLOGY PROFESSIONAL SERVICES DIVISION

         Our information technology professional services division provides Internet and intranet consulting, networking, design implementation, circuit procurement, installation, maintenance, help desk services, premise wiring services, network administration and on-site technical management and consulting, and also cross-markets NQL based products and services to our customers. Additionally, this division provides a wide array of computer systems, data communications and LAN/WAN information technology services and products to a customer base encompassing many industries. Specifically, this division serves large financial institutions, major accounting firms, pharmaceutical companies, hospitals and universities. Most customers are located in the Northeast, but our customer base also reaches as far as Florida and the West Coast.

        While we maintain our corporate headquarters in Santa Ana, California, our main center for information technology professional services is located in Teterboro, New Jersey. The Northeast and Mid-Atlantic regions are serviced from satellite offices in Delaware, Pennsylvania and New Jersey, while other areas of the country are supported through the corporate home office and carefully selected, monitored and managed sub-contractors.

NQL SOLUTIONS

        NQL SOLUTIONS INTERNET TECHNOLOGIES

        Our NQL Solutions technology division created and developed a scripting language that enables extreme rapid application development of bots and intelligent agents. The main competition to NQL is other scripting languages, the most common of which are Perl, PHP, Python and REBOL. NQL is the only one of these languages designed specifically for developing bots and intelligent agents. NQL has several advantages over these other languages including the following:

        - We offer a level of product support and refinements for NQL that is not available with other scripting languages.

        - NQL enables much faster and advanced development of bots and intelligent agents.

        - NQL has unique capabilities not found in other scripting languages, such as the ability to dynamically create Web graphics.

        - NQL is far less cryptic than other scripting languages, because it is meant to appeal not only to Web site developers but also to content engineers and other information services personnel.

        - NQL's recording function automatically creates bots and intelligent agents by monitoring a user's manual searches and generating NQL scripts during the course of those searches.

        Beyond these essential advantages, NQL offers many highly sought after capabilities and features. Bots and intelligent agents created with NQL are platform-independent. As a result they can communicate and interoperate with virtually any information system that is readily used today. NQL also contains sophisticated data conversion technologies that can automatically transform unstructured data residing on the Web into a desired format for export into business applications like Excel and MS Word, legacy systems and databases. This capability is particularly well suited for Web architects who often must make a corporation's existing information systems compatible with the Web (and vice versa) to enable e-commerce with such corporation's customers. Unlike common e-commerce solutions that are expensive and often require the introduction of entirely new systems into an enterprise, an NQL based intelligent agent solution integrates existing systems.

        In addition to their cross-platform integration capabilities, NQL based bots and intelligent agents efficiently automate computing tasks. NQL based intelligent agents conduct a users' computing instructions with a level of intelligence that enables them to interact with and learn from other machines and applications. A single NQL based intelligent agent is capable of crossing many computing platforms and performing multiple computing instructions in each environment, all while reacting to changing conditions. For example, a single NQL based intelligent agent could enter a Web site, complete multiple layers of sign-in forms, find specific information, convert that information to the desired database format and then place it on a local enterprise-based database. Currently, doing all this typically requires a human "content engineer" to manually conduct the different computing tasks.

        The Web programming environment is diverse and sophisticated, therefore, NQL's open architecture is designed to integrate with other development platforms and application technologies. The language enables Web professionals to develop applications and components that complement and enhance other applications as part of a total solution. To enable these integrated solutions across multiple platforms and applications, NQL talks with and can be called from other development environments including Java, C++ and Visual Basic. NQL also works with standards such as ODBC databases, all major Internet and messaging protocols and data types, including text, HTML, XML and SGML, as well as many types of image, audio and video files.

        Communication systems increasingly are being incorporated into comprehensive information system solutions. Another powerful feature of NQL is that it is compatible with many common communication protocols, including the newest wireless protocol, WAP. For instance, NQL can deliver information not only to workstations, servers and inboxes, but also faxes, pagers and personal digital assistants. Compliance with additional protocols is regularly being added to NQL. NQL is also fully scalable to meet large Web/enterprise solution requirements.

        NQL PRODUCTS

        NQL is a development language for bots and intelligent agents encompassing many technologies and capabilities. NQL Solutions' packaged applications offer technology components with a user interface for install-and-run simplicity. We have developed the following NQL based packaged applications:

        - NQL Spotlight. Searches for and gathers unstructured content from the Web and organizes it into structured databases, where analytical tools can be applied. This is known as "reverse data warehousing." NQL Spotlight accomplishes this valuable service by acquiring specific data or objects from Web pages, filtering that data to meet user needs and delivering it into ODBC databases - today's standard for data management. Jubii, the largest Danish Web portal, uses NQL Spotlight to aggregate all real estate listings in Denmark into a comprehensive listing for our millions of unique users. Microsoft uses NQL Spotlight to gather and organize news information from the Web for delivery to key personnel.

        - NQL Shopper. Offers e-marketplaces a versatile e-commerce solution, incorporating product-comparison, content aggregation, personalization and integration capabilities. Parties that license NQL Shopper can create their own customized bots and agents to combine data from disparate sources. Just as with NQL, the NQL Shopper is designed to workwith existing information systems, payment systems and product databases. We intend to commercially offer this product during the next quarter.

        - StockVue 2000. Uses NQL based bots and intelligent agents to provide customized delivery of financial data from the Internet such as stock and mutual fund quotes, charts, market news and SEC filings. StockVue 2000 is ready tailored for original equipment manufacturers and end users. StockVue 2000 also includes BusinessVue, an NQL based agent application that uses the Internet to provide customized delivery of corporate and business information on specific companies.

        ENGINEERING, RESEARCH AND DEVELOPMENT

        For over four years, we have been developing innovative bot and intelligent agent technologies for use on the Internet. We have received numerous industry awards. We have received a notice of allowance from the United States Patent and Trademark Office on a utility patent application and have two additional utility patent applications pending before the United States Patent and Trademark Office. David Pallmann, our Chief Technologist, wrote a book on intelligent agent development: "Programming Bots, Spiders and Intelligent Agents in Visual C++," which was considered to be the leading industry publication on intelligent agent development when it was published by Microsoft Press in 1999. We intend to continue to invest in engineering, research and development for our NQL technologies and NQL based products. Management annually, or more frequently, sets the amount of such investment after considering profitability levels and technology standing within our industry.

        We are continuously exploring potential new applications for our NQL technologies. We intend to explore and take commercial advantage of opportunities to develop new NQL based general purpose applications as we discover such opportunities. We are completing version 1.0 of NQL for Windows and intend to release it during the second quarter of 2000 and are currently developing NQL for Java, Linux, Solaris, and for wireless devices. As soon as the NQL technology is sufficiently developed, we intend to create and market a product that will enable individuals with no computer programming experience to develop their own customized bots and intelligent agents for gathering and organizing information from the Web.

        COMPETITION

        The main competition to NQL are other scripting languages, the most common of which are Perl, PHP, Python and REBOL. NQL's advantages over these languages are described in the "NQL Solutions Internet Technologies" section above. Other competitors include other scripting languages, on-line service and content providers, Web site operators and other Internet services and products that incorporate data retrieval, conversion and delivery or "push" technology. Also, OnDisplay provides a product that competes with the NQL Spotlight product.

        The market for Internet services and products is intensely competitive. There are no substantial barriers to entry for Internet services and products, so we expect competition in these markets to persist. We believe that the principal competitive factors in these markets are name recognition, performance, ease of use, functionality, content and price.

        Future success will depend on our ability to (i) adapt to rapidly changing technologies, (ii) keep products competitively priced, (iii) maintain and enhance market position, (iv) adapt services and products to evolving industry standards, (v) continually improve the performance, features and reliability of services and products in response to both evolving demands of the marketplace and competitive service and product offerings, and (vi) establish a paying market. No assurance can be given that we will have the resources needed to respond to this rapidly evolving market.

        CUSTOMERS

        NQL Solutions' customers include leading Internet and technology companies such as Microsoft, Jubii (the largest Danish Web portal), Perspective Partners, NetBy-Tel, Emerge and Lycos/Quote.com.

        We are still in the very early stages of marketing and licensing the NQL Solutions based technology, products and services. We intend to develop a large and diversified revenue base as we expand our customer base and the range of our NQL based products and services. No assurance can be given that this will occur.

INFORMATION TECHNOLOGY PROFESSIONAL SERVICES DIVISION

        SERVICES PROVIDED

        The information technology services market is large and growing. While our total annual sales and revenues are only a fraction of the dollars spent nationally for services and products related to information technology services, we have been successful in establishing certain long-standing relationships with large financial institutions, major accounting firms, banks, pharmaceutical companies, large healthcare providers and universities. In addition, we work closely with major OEM's and system integrators to participate as a subcontractor to their outsource needs.

        Information technology services are based on providing direct technical and maintenance solutions to customers' computer systems, data communications and LAN/WAN needs. These services include:

        -       Network systems design.

        -       Network analysis and performance testing.

        -       Network management.

        -       Project management.

        -       Premise wiring.

        -       Telephone company circuit provisioning.

        -       Installation services.

        -       Technical consulting services.

        -       Maintenance services.

        -       Help desk support.

        -       Complete or partial outsource programs.

        Some additional information technology services and products offered include:

        - Total Cost of Ownership, which is a program that allows customers to lease products and services and form a "Technology Refresh" strategy.

        - Video conferencing services, including procurement, design, installation and support.

        - Special application development using the proprietary NQL Solutions technology which provides powerful Web based solutions for challenges facing customers' information systems support groups.

        - Service Trak, which is an NQL Solutions product that allows customers to place or check status of service calls via the Internet with any standard Web browser.

        We believe these additional services and products will be attractive to end users because they offer the advantages of dynamic Web based performance reporting, benchmarking and enhanced search capabilities with obvious and far-reaching customer benefits. Furthermore, these additional services and products combine with existing services and products to give us the capability to provide customers with complete technology solutions.

        COMPETITION

        We compete both with third-party service providers which are either nationally based or have a strong regional presence and with manufacturers and large distributors which have their own technical service organizations. We compete with third-party providers on the basis of the technical competence, customer satisfaction, responsiveness and effectiveness of services, as well as the price at which such services are provided. We compete with manufacturers and large distributors on the basis of breadth of product availability, product price and ability to service multiple product lines. We believe that our breadth of services, our long term presence in the industry, our Web based technologies and our specific expertise in computer systems and networks gives us an advantage over traditional maintenance companies and enables us to compete in the Fortune 1000 marketplace, as well as compete for sub-contracting business from major systems integrators.

        CUSTOMERS

        The information technology professional services division's twenty largest customers, measured in terms of revenue paid to that division, include Morgan Stanley Dean Witter, the Pershing division of D.L.J., Deloitte & Touche LLP, PricewaterhouseCoopers LLP, National Life of Vermont, DLJ Direct-Inautix Technologies, Compaq/Citicorp, Kimball Medical Center, SmithKline Beecham and Dupont Merck Pharmaceutical Company. In 1999, one customer provided approximately 19% of the revenue for our information technology professional services division and another customer provided approximately 17% of our revenue.

PATENTS, TRADEMARKS AND LICENSES

        In addition to claiming standard copyright protection, we have received a notice of allowance from the United States Patent and Trademark Office on a utility patent application and have two additional utility patent applications pending before the United States Patent and Trademark Office. There can be no assurance that any patent will be issued with respect to any aspect of our technology. We may decide to abandon prosecution prior to issuance of a patent. If any patent issues, there can be no assurance that the issued claims will be sufficiently broad to protect our technology, to deter competitors or to prevent third parties from developing equivalent technology that does not infringe such patents, or that the patent will not otherwise be circumvented. In addition, there can be no assurance that any patents that may be issued will not be challenged, re-issued, re-examined, invalidated or held unenforceable, or that any rights granted thereunder would provide us with proprietary protection or otherwise protect the investment in our technology. We could incur substantial costs in litigation in which we assert a patent infringement claim against another party. Failure of any patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology.

        We have federally registered trademarks for the following marks:
"AlphaCONNECT," "AlphaCONNECT BusinessVue," "AlphaCONNECT Messenger," "AlphaCONNECT Pro," "AlphaCONNECT StockVue," "AlphaSERV" and "StockVue." In addition, we have pending federal applications to register the following marks:
"AC Convert & Apply." "AC Enterprise," "AC Export," "AC Spotlight," "AC Tools," "AlphaCONNECT EdgarVue," "AlphaServ.com," "EdgarVue," "Network Query Language," "NQL," "Object Recognition Engine," "ORE," "Spotlight" and "The Corporate Portal."

        To protect our intellectual property, we also rely in part on agreements with strategic employees and consultants which typically include provisions concerning confidentiality and ownership of work product. Despite these precautions, there can be no assurance that such agreements will provide us with meaningful remedies in the event of an improper use or disclosure of proprietary information. There can be no assurance that our products or activities will not infringe the patents or proprietary rights of others, even if we also have received patent protection or other proprietary rights for our technology. We may be required to obtain licenses to patents or other proprietary rights. There can be no assurance that any such licenses would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to design around such patents. If we cannot obtain such licenses, the development, manufacture or sale of products requiring such licenses could be precluded and we may have to pay substantial damages for past infringement. We could encounter substantial costs in litigation brought against us on such patents or proprietary rights.

        While patent, copyright, trademark and trade secret rights provide certain protection, we believe that our success is less dependent on those ownership rights than on our innovative skills, technical competence and marketing abilities.

EMPLOYEES

        On March 14, 2000, we employed approximately 170 persons. The ability to attract and retain qualified personnel is a significant factor in our future success. We employ approximately five persons who are represented by a labor organization. We also contract for union members to work on specific projects where necessary. We have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2. PROPERTIES

        We currently occupy approximately 17,025 square feet of a 66,200 square foot facility located in Santa Ana, California. The lease, which expires December 31, 2000, has an average annual rent of $285,000. The lease contains an option to extend the term of the lease through December 31, 2003. We currently sublease approximately 49,175 square feet of this facility to two subtenants.

        We currently lease approximately 38,000 square feet of a facility located in Teterboro, New Jersey. The lease, which expires on July 30, 2001, has an annual rent of $300,000. We currently sublease of approximately 18,500 square feet of that facility for an average annual rent of approximately $120,000 through July 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently subject to any material litigation nor, to its knowledge, is any material litigation being threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


Certain information regarding the executive officers of the Company is set forth in the following:

DOUGLAS J. TULLIO, 57, has served as President, Chief Executive Officer and a Director of the Company since 1991 and as Chairman of the Board since July 1998. Mr. Tullio also served as Chief Operating Officer from May 1991 to March 1994. Mr. Tullio joined the Company in January 1990. From 1984 to 1989, he worked for General Automation, Inc., in the positions of President and member of the Board of Directors.

ROBERT O. RIISKA, 38, was appointed Chief Financial Officer and Vice President of Finance of the Company in November 1999. Prior to joining the Company, Mr. Riiska worked for Morris-Anderson & Associates, Ltd. from March 1991 to November 1999, where he held the position of Regional Partner since January 1998. Previously, he held the positions of Consulting Manager and Senior Consultant. From 1983 to 1987 and from 1989 to 1991, Mr. Riiska served in management consulting and audit capacities with Ernst & Young LLP and its predecessor Ernst & Whinney.

JOHN T. DEVITO, 43, has served as President of Professional Services since the acquisition of Delta CompuTec, Inc. in September 1998. Mr. DeVito previously served as President and Chief Operating Officer of Delta CompuTec Inc. from April 1995 to August 1998. Previously, he held the position of Vice President and General Manager of Delta CompuTec, Inc.

DENNIS E. MICHAEL, 41, was named Vice President of Marketing of the Company in May 1996 and previously held the position of Director of Marketing of the Company. He served in various marketing management capacities at the Company between 1983 and 1990 and with AST Research, Inc. from 1990 to 1995.

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

                                                        HIGH          LOW
                                                      -------      -------
YEAR ENDED DECEMBER 31, 1999
First Quarter                                         $ 7 7/8      $ 2
Second Quarter                                          7 1/8        2 1/2
Third Quarter                                           8 6/32       4 1/2
Fourth Quarter                                          6 7/8        3 7/8

TEN MONTHS ENDED DECEMBER 31, 1998
First Quarter                                         $ 7          $ 1 1/2
Second Quarter                                          4 1/4        2 5/16
Third Quarter                                           3 25/32      1 23/32
One month period ended December 1998                    9            2 3/16


On March 20, 2000, the high was $8.00 and the low was $7.3125 and the approximate number of holders of record of the Company's common stock was 528. This number does not reflect the number of beneficial holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                            YEAR ENDED
                                          YEAR ENDED        TEN MONTHS      ---------------------------------------------
                                          DECEMBER 31,         ENDED        FEBRUARY 22,     FEBRUARY 23,    FEBRUARY 25,
                                              1999       DECEMBER 31, 1998      1998            1997              1996
                                          ------------   -----------------  ------------     ------------    ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF
  OPERATIONS DATA:
IT Services revenues                        $ 30,399         $ 20,072         $ 13,223         $ 14,627         $ 18,070
Product sales                                  4,491            4,068            6,104            8,885           14,693
Net sales                                     34,890           24,140           19,327           23,512           32,763
Cost of sales                                 27,032           20,994           13,966           15,498           22,967
Gross margin                                   7,858            3,146            5,361            8,014            9,796
Loss before taxes                            (12,158)          (9,527)          (3,318)          (2,742)          (3,555)
Net loss                                     (12,204)          (9,542)          (3,297)          (2,770)          (3,575)
Net loss attributable to
    common shareholders                      (14,093)          (9,978)          (3,297)          (2,770)          (3,575)
Basic and diluted net loss per share        $  (1.21)        $  (0.90)        $  (0.30)        $  (0.28)        $  (0.54)
Number of shares used in the
    computation of per share amounts          11,610           11,029           10,864            9,727            6,565

BALANCE SHEET DATA:
Current assets                              $  5,272         $ 13,016         $  9,754         $ 12,378         $  7,199
Current liabilities                            4,949           10,088            5,421            3,648            6,377
Working capital                                  323            2,928            4,333            8,730              822
Total assets                                  16,309           26,431           15,788           17,195           13,061
Long-term obligations                          3,000              846               60               34              201
Redeemable preferred stock                     2,190           12,824                -                -                -
Other shareholders' equity                  $  6,170         $  2,673         $ 10,307         $ 13,513         $  6,483

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

The following table sets forth operational data as a percentage of net sales for the periods indicated:

                                                                    Relationship to Net Sales
                                                    --------------------------------------------------------
                                                        Year Ended      Ten Months Ended       Year Ended
                                                    December 31, 1999   December 31, 1998  February 22, 1998
                                                    -----------------   -----------------  -----------------
Net sales:
  IT Services                                             87.1 %              83.1 %              68.4 %
  Product                                                 12.9                16.9                31.6
                                                         -----               -----               -----
     Total net sales                                     100.0               100.0               100.0
Cost of sales                                             77.5                87.0                72.3
                                                         -----               -----               -----
Gross margin                                              22.5                13.0                27.7
Selling, general and administrative expense               34.0                35.9                38.9
Engineering, research and development expense              3.7                 4.9                 7.3
Impairment of long-lived assets                            0.6                10.1                   -
Interest expense (income), net                             0.3                 0.1                (1.6)
Other expense (income), net                               18.8                 1.5                 0.3
                                                         -----               -----               -----
Loss before taxes                                        (34.9)              (39.5)              (17.2)
Net loss                                                 (35.0)              (39.5)              (17.1)
Net loss attributable to common shareholders             (40.4)%             (41.3)%             (17.1)%

We had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $10,381,000, during the year ended December 31, 1999, compared to a negative EBITDA of $7,745,000 during the year ended December 31, 1998.

On December 17, 1998, our Board of Directors approved a change in the fiscal year to a calendar year-end. Accordingly, the Company's 1999 annual fiscal period is the calendar year ended December 31, 1999 and the Company had a ten month transition period ended December 31, 1998 to adopt the new year end. Fiscal year 1998 ended on February 22, 1998.

This discussion and analysis of our financial condition and results of operation is qualified by the Introductory Note set forth in the beginning of this Annual Report on Form 10-K.

RECENT ACTIVITIES REFOCUSING THE COMPANY'S FUTURE BUSINESS ACTIVITIES

Our historic principal business lines were (i) the sale of computer and networking hardware and software products, and (ii) the service of those products, the service of third-party hardware and software products, and installation, training and consulting services with respect to these products. On January 31, 2000, we completed a sale of these business lines to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises"). The results of operations for the year ended December 31, 1999 include a loss on the sale of these businesses to R.E. Mahmarian Enterprises of $6,728,000 (included in loss on sale of businesses) and other related asset impairment charges aggregating $196,000.

We now focus exclusively on our two remaining operating divisions - the NQL Solutions technology division, which focuses on Internet products and services based on our Network Query Language, and the information technology professional services division, which was acquired on September 1, 1998 and provides management and consulting services, as well as network design, installation and maintenance. Our NQL technology is also known by the name AlphaCONNECT.

As a result of the sales of Businesses in January 2000, the Company's future revenues, costs and expenses are expected to be significantly lower than the Company has recognized historically. See Note 2 of Notes to Consolidated Financial Statements for information concerning revenues, costs and expenses of the Businesses sold.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

The following table presents the results for the year ended December 31, 1999 and the comparable unaudited pro forma results for the year ended December 31, 1998 for purposes of the discussion following. For comparative purposes, the 1998 results of operations for the year ended December 31, 1998 have been derived from the previously reported results for the ten-month period ended December 31, 1998 plus two-thirds of the operating results for the quarter ended February 22, 1998, and are unaudited.

                                                                                      (Unaudited)
                                                                                      -----------
                                            Year Ended December 31, 1999      Year Ended December 31, 1998
                                            ----------------------------      ----------------------------
                                                         Relationship to                    Relationship
                                             Operations    Net Sales           Operations   to Net Sales
                                             ----------  ---------------       ----------   ------------
Net sales:
  IT Services                                $ 30,399          87.1%            $ 22,381          81.3%
  Product                                       4,491          12.9                5,132          18.7
                                             --------         -----             --------         -----
     Total net sales                           34,890         100.0               27,513         100.0
                                             --------                           --------
Cost of sales:
  IT Services                                  23,608          77.7               19,044          85.1
  Product                                       3,424          76.2                4,529          88.3
                                             --------                           --------
     Total cost of sales                       27,032          77.5               23,573          85.7
                                             --------                           --------
Gross margin
  Service                                       6,791          22.3                3,337          14.9
  Product                                       1,067          23.8                  603          11.7
                                             --------                           --------
     Total gross margin                         7,858          22.5                3,940          14.3
Selling, general and administrative            11,858          34.0                9,756          35.5
   expense
Engineering, research and development           1,290           3.7                1,380           5.0
   expense
Impairment of long-lived assets                   196           0.6                2,438           8.9
Interest expense (income), net                    114           0.3                  (27)         (0.1)
Other expense (income), net                     6,558          18.8                  390           1.4
                                             --------         -----             --------         -----
Loss before taxes                             (12,158)        (34.9)              (9,997)        (36.4)
Net loss                                     $(12,204)        (35.0)%           $ (9,991)        (36.4)%
                                             ========         =====             ========         =====
Net loss attributable to common              $(14,093)        (40.4)%           $(10,427)        (37.9)%
   shareholders                              ========         =====             ========         =====

Basic and diluted net loss per share         $  (1.21)                          $  (0.95)
                                             ========                           ========
Number of shares used in the computation       11,610                             11,009
   of per share amounts                      ========                           ========


SIGNIFICANT 1998 CHARGES TO OPERATIONS

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

                                                    Cost of      Operating    Impairment
                                                     Sales        Expenses      Charge         Other        Total
                                                    ------       ---------    ----------      ------        ------
Impairment of tangible and intangible assets        $  147        $  495        $1,588       $    --        $2,230
Write-down of fixed assets and inventory                60            --           850            --           910
Software obsolescence                                  730            83            --            --           813
Loss on sale of assets and subsidiaries                 --            --            --           379           379
Indirect financing costs                                --           256            --            --           256
Year 2000 issues and operating expenses                 25            66            --            --            91
                                                    ------        ------        ------        ------        ------
    Total                                           $  962        $  900        $2,438        $  379        $4,679
                                                    ======        ======        ======        ======        ======

RESULTS OF OPERATIONS

We had a net loss attributable to common shareholders of $14,093,000, or $1.21 per share, in 1999 compared to a net loss attributable to common shareholders of $10,427,000, or $0.95 per share, in 1998.

Net Sales

Our total net sales increased $7,377,000, or 26.8 percent, to $34,890,000 for the year ended December 31, 1999 from $27,513,000 for the year ended December 31, 1998. The increase in total net sales is due to increases in information technology service revenues (largely attributable to the acquisition of DCi), offset by declines in product sales.

Information Technology Service Revenue

Our information technology service revenue increased $8,018,000, or 35.8 percent, to $30,399,000 during year over the respective prior year period. The revenue increase includes $8,833,000 from the acquired DCi operations offset by a decrease of $2,308,000 attributable to non-core businesses that were sold during the current year. The balance of the revenue increase during the year of $1,493,000 is attributable to organic growth.

Product Sales

Our total product revenues during the year declined $641,000, or 12.5 percent, to approximately $4,491,000 from approximately $5,132,000. While both domestic and European product sales declined, $208,000 of the decline was due to the loss of sales to a large European customer, which in the past represented a significant portion of our product revenues.

Gross Margin

Our total gross margin for the year ended December 31, 1999 increased to 22.5 percent compared to 14.3 percent during the year ended December 31, 1998.

Information Technology Services Gross Margin

Our information technology services gross margin increased to 22.3 percent for the year ended December 31, 1999, compared to 14.9 percent during the year ended December 31, 1998. The current year is positively affected by the increase in professional on-site services revenues, which are primarily attributable to the business acquired from DCi, that have a significantly higher gross margin than our historic service revenues. The current year was also positively affected by the sale of the telephone installation business, which had a negative gross margin. Offsetting these gross margin improvements were continuing increased direct operating costs related to new information technology services contracts with major distributors, for which the related services revenue remain below expected levels. Additionally, the shift from proprietary to third-party information technology services negatively impacted gross margins. As indicated above, the Businesses experiencing these lower gross margins were sold in January 2000.

Product Gross Margin

Our product gross margin during the year ended December 31, 1999 increased to
23.8 percent compared to 11.7 percent for the year ended December 31, 1998. The prior year includes a software obsolescence charge of $730,000.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $2,102,000 to $11,858,000 for the year ended December 31, 1999, compared to $9,756,000 for the year ended December 31, 1998. The increase in costs for this year is primarily due to additional general and administrative costs and goodwill amortization associated with the DCi acquisition.

Research and Development Expenses

Our research and development expenses (which include, but are not limited to, engineering support and services) incurred for the year ended December 31, 1999, decreased by $90,000 to $1,290,000 compared to $1,380,000 during the year ended December 31, 1998. Research and development expenses as a percentage of product sales increased to 28.7 percent for the year ended December 31, 1999 compared to
26.9 percent during the year ended December 31, 1998. Research and development expenses are expected to increase in the future as we develop and introduce our new NQL Solutions products.

TEN MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TEN MONTHS ENDED
DECEMBER 31, 1997

The following table presents the results for the ten months ended December 31, 1998 and the comparable unaudited pro forma results for the ten months ended December 31, 1997 for purposes of the discussion following. For comparative purposes, the 1997 results of operations for the ten-month period ended December 31, 1997 have been derived from the previously reported results for the nine-month period ended November 23, 1997 plus one-third of the operating results for the quarter ended February 22, 1998, and are unaudited.

                                                                                           (Unaudited)
                                           Ten Months Ended December 31, 1998    Ten Months Ended December 31, 1997
                                           ----------------------------------    ----------------------------------
                                                             Relationship to                     Relationship to
                                              Operations        Net Sales        Operations         Net Sales
                                           -------------     ---------------     ----------      ---------------
Net sales:
  IT Services                                  $ 20,072            83.1%           $ 10,914            68.4%
  Product                                         4,068            16.9               5,040            31.6
                                               --------           -----            --------           -----
     Total net sales                             24,140           100.0              15,954           100.0
                                               --------                            --------
Cost of sales:
  IT Services                                    17,222            85.8               8,065            73.9
  Product                                         3,772            92.7               3,322            65.9
                                               --------                            --------
     Total cost of sales                         20,994            87.0              11,387            71.4
                                               --------                            --------
Gross margin
  Service                                         2,850            14.2               2,849            26.1
  Product                                           296             7.3               1,718            34.1
                                               --------                            --------
     Total gross margin                           3,146            13.0               4,567            28.6
Selling, general and administrative               8,674            35.9               6,436            40.3
   expense
Engineering, research and development             1,173             4.9               1,204             7.6
   expense
Impairment of long-lived assets                   2,438            10.1                  --              --
Interest expense (income), net                       18             0.1                (258)           (1.6)
Other expense (income), net                         370             1.5                  33             0.2
                                               --------           -----            --------           -----
Loss before taxes                                (9,527)          (39.5)             (2,848)          (17.9)
Net loss                                       $ (9,542)          (39.5)%          $ (2,848)          (17.9)%
                                               ========           =====            ========           =====
Net loss attributable to common                $ (9,978)          (41.3)%          $ (2,848)          (17.9)%
   shareholders                                ========           =====            ========           =====

Basic and diluted net loss per share           $  (0.90)                           $  (0.26)
                                               ========                            ========
Number of shares used in the computation         11,029                              10,852
   of per share amounts                        ========                            ========


RESULTS OF OPERATIONS

We had a net loss attributable to common shareholders of $9,978,000, or $0.90 per share, in the ten months ended December 31, 1998 compared to a net loss attributable to common shareholders of $2,848,000, or $0.26 per share, in the ten months ended December 31, 1997.

Net Sales

Our total net sales increased $8,186,000, or 51.3 percent, to $24,140,000 for the ten months ended December 31, 1998, compared to $15,954,000 for the ten-month period ended December 31, 1997. The increase in total net sales is due to increases in information technology service revenues (largely attributable to the acquisition of DCi), offset by declines in product sales.

Information Technology Service Revenue

Our information technology service revenue increased $9,158,000, or 83.9 percent, to $20,072,000 during the ten-month period ended December 31, 1998 over the respective prior year period. The revenue increase includes $5,380,000 from the acquired DCi operations and $2,467,000 attributable to non-core businesses, not included in the prior periods. The balance of the $1,311,000 revenue increase during the ten-month period ended December 31, 1998 is attributable to organic growth.

Product Sales

Our total product revenues during the ten-month period ended December 31, 1998 declined $972,000, or 19.3 percent, to approximately $4,068,000, compared to approximately $5,040,000 during the respective prior year period. While both domestic and European product sales declined, a majority of the decline was due to the loss of sales to a large European customer, which in the past represented a significant portion of our product revenues.

Gross Margin

Our total gross margin for the ten months ended December 31, 1998 decreased to
13.0 percent compared to 28.6 percent during the same period in the prior year.

Information Technology Services Gross Margin

Our information technology services gross margin declined to 14.2 percent for the ten months ended December 31, 1998, compared to 26.1 percent during the same period in the prior year. The principal factor contributing to this margin decline was the inclusion of negative gross margins from non-core operations acquired prior to 1998 resulting in approximately a 4.5 percent decrease. Additionally, the gross margin was negatively impacted due to increased depreciation related to other Information technology service business acquisitions and increased operating costs related to new information technology service contracts, for which no significant service revenue was recognized.

Product Gross Margin

Product gross margin during the ten-month period ended December 31, 1998 declined to 7.3 percent compared to 34.1 percent for the comparable prior year period. The decline is primarily due to a software obsolescence charge of $730,000. The product margin decline is also due to both a reduction in sales volume and increases in inventory reserves for slow moving and obsolete products.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $2,238,000 to $8,674,000 for the ten-month period ended December 31, 1998, compared to $6,436,000 for the ten-month period ended December 31, 1997. The increase in costs for this period is primarily due to (i) additional general and administrative costs and goodwill amortization associated with the DCi acquisition; and (ii) increased accounts receivable reserves related to non-core businesses. These increases were partially off-set by reduced spending related to our NQL Internet technology. The last four months of 1998 also include expenditures made in support of the Company's organic information technology service growth plan and the development of the Company's new website.

Research and Development Expense

Research and development expenses (which include, but are not limited to, engineering support and services) incurred for the ten-month period ended December 31, 1998, decreased by $31,000 to $1,173,000 compared to $1,204,000 during the same period in the prior year. Research and development expenses as a percentage of product sales increased to 28.8 percent for the ten months ended December 31, 1998 compared to 23.9 percent during the ten months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1999, our working capital decreased $2,605,000 from $2,928,000 at December 31, 1998 to $323,000. This decrease reflects $4,516,000 of net cash generated from financing activities, offset by:
(i) $1,318,000 for the payment of preferred dividends; (ii) $366,000 of cash used to acquire information technology service contracts; (iii) $290,000 of cash used for software capitalized, including the further development of our NQL technology; and (iv) $2,881,000 of cash to acquire equipment, including the further implementation of our new integrated information system, and equipment purchases to support new service capabilities. The remaining decrease is due primarily to $4,619,000 of cash used by operations of which $1.2 million is attributable to an increase in accounts receivable and $1.4 million is attributable to a decrease in accounts payable and accrued liabilities.

In March 2000, we issued a Confidential Private Placement Memorandum in an effort to sell approximately 2.3 million shares of our common stock at $6.25 per share, pursuant to a private placement managed by Sutro & Co. This financing was completed on March 30, 2000 with 2,342,000 shares of common stock sold at $6.25 per share, generating gross proceeds to us of $14,637,500 with net proceeds of approximately $13,500,000 which will be released to us upon delivery of stock certificates and various other closing documents. Hampshire Equity Partners II, L.P. ("Hampshire"), our preferred stockholder, purchased 995,400 of the shares of our common stock issued in the private placement.

As of December 31, 1999, we had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility is secured by substantially all of our assets. There were no outstanding borrowings at December 31, 1999 or 1998 under the accounts receivable line of revolving credit. On March 28, 2000, we terminated this revolving line of credit. At December 31, 1999, the outstanding balance on the loan designated for acquisitions was $687,505. This loan bears interest at the bank prime rate plus 2.5% (11% at December 31, 1999). On March 27, 2000, we obtained a waiver for certain covenant violations under the existing credit facility and agreed to repay the related amounts outstanding by May 15, 2000. We are currently in negotiations with another bank to obtain a new revolving line of credit with terms which we anticipate will be more favorable than those contained in the recently terminated facility. There is no assurance that we will obtain this new revolving line of credit or that the terms will, in fact, be more favorable than those contained in the recently terminated facility.

Our NQL Solutions based products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our NQL based products and services will attain. We expect to continue to incur significant costs (i) developing and introducing enhancements to our NQL Solutions based products and technologies, (ii) improving and expanding our information technology professional services and
(iii) expanding our sales and marketing activities. We expect this strategy to result in losses for our NQL Solutions technology division and the Company on a consolidated basis at least through the next six to eight quarters.

We believe that our current cash balances combined with (i) the proceeds from the private placement of common stock and (ii) cash expected to be generated by our information technology professional services division will provide sufficient resources to finance our working capital requirements through at least March 31, 2001. After that date, we may need to obtain additional capital, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond favorably to competitive pressures or unanticipated events.

IMPACT OF YEAR 2000

In prior years, we assessed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We did not incur any material expenses during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data of the Company are listed and included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of Executive Officers which is set forth in Part I of this report, is included in the Company's definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements are referenced in Part II Item 8 and submitted herewith:

                                                                                            PAGE NUMBER
                                                                                            -----------
        Report of Independent Auditors                                                            40

        Consolidated Balance Sheets at December 31, 1999 and                                      41
           December 31, 1998

        Consolidated Statements of Operations for the Year Ended December 31,                     42
           1999, the Ten Months Ended December 31, 1998 and the Year Ended
           February 22, 1998

        Consolidated Statements of Redeemable Preferred Stock and Other Shareholders'             43
           Equity for the Year Ended December 31, 1999, the Ten Months Ended
           December 31, 1998 and the Year Ended February 22, 1998

        Consolidated Statements of Cash Flows for the Year Ended December 31, 1999,               44
           the Ten Months Ended December 31, 1998 and the Year Ended February 22, 1998

        Notes to Consolidated Financial Statements                                                45

        2. The following financial statement schedule for the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 22, 1998 is submitted herewith:

        Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

        3. The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b) A Current Report on Form 8-K was filed by the Company on December 30, 1999 regarding the funding of an equity investment by Hampshire Equity Partners II, L.P.

        A Current Report on Form 8-K was filed by the Company on January 14, 2000 regarding the sale of certain assets associated with its managed services and proprietary hardware business divisions to R.E. Mahmarian Enterprises, LLC.

        A Current Report on Form 8-K was filed by the Company on February 15, 2000 presenting the financial statements and pro forma financial information applicable to the sale of assets to R.E.Mahmarian Enterprises, LLC.

        A Current Report on Form 8-K/A was filed by the Company on March 13, 2000 amending and restating in its entirety the

        Company's Current Report on Form 8-K which was filed on February 15,
        2000.

(c)     1. The Index of Exhibits is as follows:

        2. Exhibits:

2.1 Agreement to transfer shares by and between Registrant and Alpha Microsystems Great Britain, Mr. Patrick Bolle, and Alpha Microsystems Belgium dated February 28, 1995 (incorporated herein by reference to Exhibit 2.10 to the Annual Report on Form 10-K of Registrant for the year ended February 26, 1995 (the "1995 10-K")

2.2 Agreement of Purchase and Sale by and between Registrant and Sanderson Electronics PLC, dated August 10, 1996 (incorporated herein by reference to Exhibit 2 to the Form 8-K filed August 23, 1996)

2.3 Agreement of Purchase and Sale by and between Registrant and Pacific Triangle Software, Inc., dated January 13, 1997 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed February 18, 1997)

2.5 Agreement of Purchase and Sale between AlphaHealthCare, Inc. and GLR Systems, Inc., dated January 27, 1997 (incorporated herein by reference to Exhibit 2.2 to the Form 8-K filed February 18, 1997)

2.6 Agreement of Purchase and Sale by and between the Registrant and Applied Cellular Technology, Inc. dated December 23, 1997 (incorporated herein by reference to Exhibit 2.6 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 1997)

2.7 Agreement of Purchase and Sale by and between the Registrant and M & J Technologies, Inc. dated February 19, 1998 (incorporated herein by reference to Exhibit 2.7 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1998)

2.8 Modification to Contract for Purchase and Sale of M & J Technologies, Inc. Hardware Service Business Assets to Registrant dated February 19, 1998 (incorporated herein by reference to Exhibit 2.8 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1998)

2.9 First Amendment to Agreement of Purchase and Sale by and between the Registrant and M & J Technologies, Inc., effective May 1, 1998 (incorporated herein by reference to Exhibit 2.9 to the Quarterly Report on Form 10-Q for the quarter ended May 24, 1998)

2.10 Merger Agreement by and between the Registrant, Alpha Micro Merger Corp., Delta CompuTec Inc. and Joseph Lobozzo II and Joanne Lobozzo dated July 2, 1998 (incorporated by reference to Exhibit 2 to the Form 8-K filed September 16, 1998)

2.11 Agreement of Purchase and Sale by and between Registrant, Alpha Technology Interconnect, Inc. and ADSI Telecom Services, Inc. dated March 31, 1999 (incorporated herein by reference to Exhibit 2.11 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended March 31, 1999)

3.1 Articles of Incorporation of Registrant dated as of March 16, 1977 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form-S-1 (Registration No. 2-72222) of Registrant)

3.2 Certificate of Amendment of Articles of Incorporation of Registrant dated as of September 29, 1988 (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Registrant for the year ended February 23, 1997)

3.3 Certificate of Amendment of the Articles of Incorporation of Registrant dated June 25, 1992 (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended May 31, 1992)

3.4 Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to the Form S-8 filed January 31, 1997)

3.5 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to
        Exhibit 10.141 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended May 28, 1995)

3.6 Amendments to Restated Bylaws of Registrant dated August 3, 1998 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 22, 1998)

3.7 Certificate of Amendment to Articles of Incorporation of Registrant dated October 15, 1998 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 22, 1998)

3.8 Certificate of Reduction of Class A Cumulative, Redeemable and Exchangeable Preferred Stock, Class B Cumulative, Redeemable and Exchangeable Preferred Stock dated August 25, 1999 (incorporated by reference to Exhibit 3.8 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended September 30, 1999)

3.9 Certificate of Reduction of Class C Cumulative, Redeemable and Exchangeable Preferred Stock dated November 18, 1999

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

4.7 Warrant to Purchase Common Stock issued to Princeton Securities dated October 20, 1998 (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

4.8 Form of Warrant Certificate to Purchase Common Stock issued to ING Equity Partners II, L.P. dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed August 10, 1998)

4.9 Certificate of Determination of Rights and Preferences of Class A1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class A2 Cumulative, Redeemable and Exchangeable Preferred Stock, Class B1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class C1 Cumulative, Redeemable and Exchangeable Preferred Stock and Class D Cumulative, Redeemable and Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

4.10 Preferred Shareholder Agreement by and between Registrant and sole holder of shares of issued and outstanding Class A Cumulative, Redeemable and Exchangeable Preferred Stock and Class B Cumulative, Redeemable and Exchangeable Preferred Stock dated January 22, 1999 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

4.11 Certificate of Determination of Rights and Preferences of Class E Cumulative, Redeemable and Exchangeable Preferred Stock (incorporated herein by reference as Exhibit A-2 to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended September 30,
        1999)

*10.1 Alpha Microsystems Profit Sharing Trust Agreement between Alpha Microsystems and Bank of America NT & S.A. as Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Registrant for the year ended February 23, 1986)

*10.2 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Registrant for the year ended February 23,
        1986)

*10.3 Acceptance of Trust by Trustee dated September 30, 1986 pursuant to Registrant's Profit Sharing Plan (incorporated herein by reference to
        Exhibit 10.29 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1987)

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

*10.40 Indemnification Agreement by and between Registrant and Benjamin P. Giess dated December 17, 1998 (incorporated herein by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

*10.41 Indemnification Agreement by and between Registrant and Sam Yau dated December 17, 1998 (incorporated herein by reference to Exhibit 10.78 to the Quarterly Report on Form 10-Q for the quarter ended November 22,
        1998)

*10.42 Management Deferred Compensation Plan dated November 1, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

10.43 First Amendment to Security and Loan Agreement and Addendum Thereto by and between Registrant and Imperial Bank dated November 22, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

10.44 First Amendment to Credit Terms and Conditions by and between Registrant and Imperial Bank dated November 22, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

*10.45 Consulting Agreement by and between Registrant and Randy Parks dated March 15, 1999 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

10.46 Stock Incentive Award Plan of Registrant (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Registrant for the year ended February 26, 1984)

10.47 Form of Stock Incentive Award and Escrow Agreement for use in connection with the Stock Incentive Award Plan (incorporated herein by reference to Exhibit 4.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 2-9252) filed on August 23, 1984)

10.48 First Amendment to Stock Incentive Award Plan of Registrant dated August 15, 1990 (incorporated herein by reference to Exhibit 19.16 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended August 26, 1990)

10.49 Amendment No. 1 to Securities Purchase Agreement by and between Registrant and ING Equity Partners II, L.P. dated February 1999 (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.50 Amendment No. 2 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated June 28, 1999 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.51 Third Amendment to Security and Loan Agreement by and between Registrant and Imperial Bank dated July 2, 1999 (incorporated herein by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.52 Amendment No. 3 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated November 18, 1999 (incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended September 30,
        1999)

*10.53 Employment Agreement by and between Registrant and Robert O. Riiska dated November 26, 1999

*10.54 Indemnification Agreement by and between Registrant and Robert O. Riiska dated November 26, 1999

10.55 Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated as of December 31, 1999 (incorporated herein by reference to Exhibit 10.1 to Form 8-K Current Report dated January 14,
        2000)

10.56 Amendment No. 1 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated January 31, 2000 (incorporated herein by reference to Exhibit 10.2 of Form 8-K Current Report dated January 31, 2000)

10.57 Amendment No. 2 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated March 15, 2000

21      Subsidiaries

23      Consent of Independent Auditors

24 Power of Attorney (included on signature pages of this Annual Report on Form 10-K)

27      Financial Data Schedule

(* Denotes Management Contract or Compensation Plan)



10.47 Form of Stock Incentive Award and Escrow Agreement for use in connection with the Stock Incentive Award Plan (incorporated herein by reference to Exhibit 4.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 2-9252) filed on August 23, 1984)

10.48 First Amendment to Stock Incentive Award Plan of Registrant dated August 15, 1990 (incorporated herein by reference to Exhibit 19.16 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended August 26, 1990)

10.49 Amendment No. 1 to Securities Purchase Agreement by and between Registrant and ING Equity Partners II, L.P. dated February 1999 (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.50 Amendment No. 2 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated June 28, 1999 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.51 Third Amendment to Security and Loan Agreement by and between Registrant and Imperial Bank dated July 2, 1999 (incorporated herein by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.52 Amendment No. 3 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated November 18, 1999 (incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended September 30,
        1999)

*10.53 Employment Agreement by and between Registrant and Robert O. Riiska dated November 26, 1999

*10.54 Indemnification Agreement by and between Registrant and Robert O. Riiska dated November 26, 1999

10.55 Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated as of December 31, 1999 (incorporated herein by reference to Exhibit 10.1 to Form 8-K Current Report dated January 14,
        2000)

10.56 Amendment No. 1 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated January 31, 2000 (incorporated herein by reference to Exhibit 10.2 of Form 8-K Current Report dated January 31, 2000)

10.57 Amendment No. 2 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated March 15, 2000

21      Subsidiaries

23      Consent of Independent Auditors

24 Power of Attorney (included on signature pages of this Annual Report on Form 10-K)

27      Financial Data Schedule

(* Denotes Management Contract or Compensation Plan)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Alpha Microsystems

We have audited the accompanying consolidated balance sheets of Alpha Microsystems as of December 31, 1999 and 1998, and the related statements of operations, redeemable preferred stock and other shareholders' equity, and cash flows for the year ended December 31, 1999, for the ten months ended December 31, 1998 and for the year ended February 22, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Microsystems at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, for the ten months ended December 31, 1998 and for the year ended February 22, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/  Ernst & Young LLP



Orange County, California
March 10, 2000,
except for Notes 2, 5 and 13, as to which the date is March 30, 2000

                               ALPHA MICROSYSTEMS
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               December 31, 1999   December 31, 1998
                                                                               -----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  1,160           $  4,930
   Restricted cash                                                                         -                384
   Accounts receivable, net of allowance for doubtful accounts
     of $40 and $700 at December 31, 1999 and 1998, respectively                       3,391              6,473
   Prepaid expenses and other current assets                                             221              1,229
   Net assets held for sale to R.E. Mahmarian Enterprises (Note 2)                       500                  -
                                                                                    --------           --------
     Total current assets                                                              5,272             13,016

Property and equipment, net                                                            2,025              3,776
Intangibles, net                                                                       8,543              9,162
Other assets                                                                             469                477
                                                                                    --------           --------
     Total assets                                                                   $ 16,309           $ 26,431
                                                                                    ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Bank borrowings                                                                       688                250
   Accounts payable                                                                 $  1,615           $  3,686
   Accrued compensation                                                                  444              1,530
   Other accrued liabilities                                                           1,189              1,480
   Deferred revenue                                                                    1,013              3,142
                                                                                    --------           --------
     Total current liabilities                                                         4,949             10,088

Long-term debt                                                                             -                741
Other long-term liabilities                                                              274                105
Deferred gain on sale of Businesses to R.E. Mahmarian Enterprises (Note 2)             2,726                  -

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 and 15,001 issued and outstanding at December 31, 1999 and 1998, respectively; liquidation
   value $2,500 at December 31, 1999                                                   2,190             12,824

Other shareholders' equity:
   Exchangeable redeemable preferred stock, no par value; 5,000,000 shares authorized; 17,891 issued and outstanding at December 31, 1999;
     liquidation value $17,891 at December 31, 1999                                   15,395                  -
   Common stock, no par value; 40,000,000 shares authorized;
     11,678,025 and 11,193,952 shares issued and outstanding at
     December 31, 1999 and 1998, respectively                                         32,914             31,632
   Warrants                                                                            2,655              1,764
   Accumulated deficit                                                               (44,832)           (30,739)
   Accumulated other comprehensive income                                                 38                 16
                                                                                    --------           --------
     Total other shareholders' equity                                                  6,170              2,673
                                                                                    --------           --------

     Total liabilities and shareholders' equity                                     $ 16,309           $ 26,431
                                                                                    ========           ========

See accompanying notes.

                               ALPHA MICROSYSTEMS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                     Year Ended      Ten Months Ended     Year Ended
                                                     December 31,       December 31,      February 22,
                                                        1999               1998               1998
                                                     ------------    ----------------     ------------
Net sales:
  IT Services                                         $ 30,399           $ 20,072           $ 13,223
  Product                                                4,491              4,068              6,104
                                                      --------           --------           --------
     Total net sales                                    34,890             24,140             19,327
                                                      --------           --------           --------

Cost of sales:
  IT Services                                           23,608             17,222              9,887
  Product                                                3,424              3,772              4,079
                                                      --------           --------           --------
     Total cost of sales                                27,032             20,994             13,966
                                                      --------           --------           --------

Gross margin                                             7,858              3,146              5,361

Operating expenses:
  Selling, general and administrative                   11,858              8,674              7,518
  Engineering, research and development                  1,290              1,173              1,411
  Impairment of long-lived assets                          196              2,438                 --
                                                      --------           --------           --------
     Total operating expenses                           13,344             12,285              8,929
                                                      --------           --------           --------

Loss from operations                                    (5,486)            (9,139)            (3,568)

Other expense (income):
  Interest income                                          (72)               (88)              (310)
  Interest expense                                         186                106                  7
  Loss on dispositions of businesses                     6,506                379                 --
  Other expense (income), net                               52                 (9)                53
                                                      --------           --------           --------
     Total other expense (income)                        6,672                388               (250)
                                                      --------           --------           --------

Loss before taxes                                      (12,158)            (9,527)            (3,318)
Income tax expense (benefit)                                46                 15                (21)
                                                      --------           --------           --------
Net loss                                               (12,204)            (9,542)            (3,297)
Accretion on redeemable preferred stock                   (333)               (72)                --
Dividends on redeemable preferred stock                 (1,556)              (364)                --
                                                      --------           --------           --------
Net loss attributable to common shareholders          $(14,093)          $ (9,978)          $ (3,297)
                                                      ========           ========           ========

Basic and diluted net loss per share                  $  (1.21)          $  (0.90)          $  (0.30)
                                                      ========           ========           ========
Number of shares used in computing
  basic and diluted per share amounts                   11,610             11,029             10,864
                                                      ========           ========           ========

See accompanying notes.

                               ALPHA MICROSYSTEMS
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                         AND OTHER SHAREHOLDERS' EQUITY
        YEAR ENDED DECEMBER 31, 1999, TEN MONTHS ENDED DECEMBER 31, 1998
                        AND YEAR ENDED FEBRUARY 22, 1998
                                 (In thousands)

                                                                      Exchangeable
                                          Redeemable                  Redeemable
                                       Preferred Stock              Preferred Stock                Common Stock
                                    ---------------------         -------------------          -------------------
                                    Shares         Amount         Shares       Amount          Shares       Amount       Warrants
                                    ------         ------         ------       ------          ------       ------       --------
Balance at February 23, 1997            --         $   --             --       $   --          10,822      $ 30,919      $     --

    Net loss                            --             --             --           --              --            --            --
    Translation adjustment              --             --             --           --              --            --            --

    Total comprehensive loss
    Issuance of stock, net of           --             --             --           --              12            20            --
        expenses
    Costs for redeemable                --             --             --           --              --           (21)           --
        warrants
    Exercise of stock options           --             --             --           --              40            37            --
    Non-employee Directors              --             --             --           --              40            56            --
        Comp Plan
    Amortization                        --             --             --           --              --            --            --
                                    ------         ------         ------       ------          ------        ------      --------
Balance at February 22, 1998            --             --             --           --          10,914        31,011            --

    Net loss                            --             --             --           --              --            --            --
    Translation adjustment              --             --             --           --              --            --            --

    Total comprehensive loss
    Issuance of stock, net of
        expenses                         15         12,752            --            --            274           612            --
    Accretion on preferred
        stock                            --             72            --            --             --            --            --
    Dividends on preferred
        stock                            --             --            --            --             --            --            --
    Issuance of redeemable
        warrants, net                    --             --            --            --             --            --         1,764
    Exercise of stock options            --             --            --            --              6             9            --
                                    -------        -------        ------       -------         ------       -------      ---------
Balance at December 31, 1998             15         12,824            --            --         11,194        31,632          1,764

    Net loss                             --             --            --            --             --            --             --
    Translation adjustment               --             --            --            --             --            --             --

    Total comprehensive loss
    Issuance of stock, net of            --             --             5         4,037            357         1,014             --
        expenses
    Exchange of preferred               (13)       (10,719)           13        10,719             --            --             --
        stock
    Accretion on preferred               --             85            --           248             --            --             --
        stock
    Dividends on preferred               --             --            --           391             --            --             --
        stock
    Issuance of redeemable               --             --            --            --             --            --            891
        warrants, net
    Exercise of stock options            --             --            --            --            127           268             --
                                    -------       --------        ------       --------        ------      --------      ---------
Balance at December 31, 1999              2       $  2,190            18       $ 15,395        11,678      $ 32,914      $   2,655
                                    =======       ========        ======       ========        ======      ========      =========



                                                    Unamortized     Accumulated
                                                    Restricted         Other
                                     Accumulated    Stock Plan     Comprehensive
                                       Deficit        Expense         Income          Total
                                     -----------    -----------    -------------      ------
Balance at February 23, 1997           $(17,464)      $    (13)      $     71       $ 13,513

    Net loss                             (3,297)            --             --         (3,297)
    Translation adjustment                   --             --            (14)           (14)

    Total comprehensive loss                                                          (3,311)
    Issuance of stock, net of                --             --             --             20
        expenses
    Costs for redeemable                     --             --             --            (21)
        warrants
    Exercise of stock options                --             --             --             37
    Non-employee Directors                   --             --             --             56
        Comp Plan
    Amortization                             --             13             --             13
                                       --------       --------       --------       --------

Balance at February 22, 1998            (20,761)            --             57         10,307

    Net loss                             (9,542)            --             --         (9,542)
    Translation adjustment                   --             --            (41)           (41)

    Total comprehensive loss                                                          (9,583)
    Issuance of stock, net of                --             --             --            612
        expenses
    Accretion on preferred                  (72)            --             --            (72)
        stock
    Dividends on preferred                 (364)            --             --           (364)
        stock
    Issuance of redeemable                   --             --             --          1,764
        warrants, net
    Exercise of stock options                --             --             --              9

                                       --------       --------       --------       --------
Balance at December 31, 1998            (30,739)            --             16          2,673

    Net loss                            (12,204)            --             --        (12,204)
    Translation adjustment                   --             --             22             22

    Total comprehensive loss                                                         (12,182)
    Issuance of stock, net of                --             --             --          5,051
        expenses
    Exchange of preferred                    --             --             --         10,719
        stock
    Accretion on preferred                 (333)            --             --            (85)
        stock
    Dividends on preferred               (1,556)            --             --         (1,165)
        stock
    Issuance of redeemable                   --             --             --            891
        warrants, net
    Exercise of stock options                --             --             --            268

                                       --------       --------       --------       --------
Balance at December 31, 1999           $(44,832)      $     --       $     38       $  6,170
                                       ========       ========       ========       ========

See accompanying notes.

                               ALPHA MICROSYSTEMS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Year Ended     Ten Months Ended   Year Ended
                                                                             December 31,     December 31,     February 22,
                                                                                1999             1998             1998
                                                                              --------         --------         --------
Cash flows from operating activities:
     Net loss                                                                 $(12,204)        $ (9,542)        $ (3,297)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Loss on sales of businesses, net                                    6,506              378               --
             Impairment of long-lived assets                                       196            2,438               --
             IT service parts obsolescence                                         142               --               --
             Software obsolescence                                                  --              813               --
             Depreciation and amortization                                       1,663            1,970            1,702
             Provision for losses on accounts receivable                           312              548              194
             Other                                                                 (58)              78              132
                   Other changes in operating assets and liabilities,
                   net of effects of acquisitions and dispositions:
                    Restricted cash                                                296             (384)              --
                    Accounts receivable                                         (1,222)          (1,092)            (987)
                    Prepaid expenses and other current assets                       92             (143)              (2)
                    Accounts payable and accrued liabilities                    (1,423)             792              523
                    Deferred revenue                                               909             (188)             146
                    Other, net                                                     172              (23)             (48)
                                                                              --------         --------         --------
                       Net cash used in operating activities                    (4,619)          (4,355)          (1,637)
                                                                              --------         --------         --------

Cash flows from investing activities:
     Purchases of equipment                                                     (2,881)          (1,847)          (1,346)
     Capitalization of software development costs                                 (290)            (269)            (456)
     Acquisition of DCi, net of cash acquired                                       --           (3,285)              --
     Acquisition of other IT service assets                                       (366)            (478)          (1,183)
     Purchase of short-term investments                                             --               --           (7,405)
     Proceeds from sale of short-term investments                                   --               --           14,216
     Other, net                                                                   (134)              --               14
                                                                              --------         --------         --------
                   Net cash (used in) provided by investing activities          (3,671)          (5,879)           3,840
                                                                              --------         --------         --------

 Cash flows from financing activities:
     Issuance of preferred stock, net                                            4,037           12,812               --
     Issuance of common stock, net                                               1,282              271               92
     Issuance of warrants to purchase common stock, net                            891            1,704               --
     Line of credit, net                                                            --           (1,000)           1,000
     Issuance of debt                                                               --            1,050               --
     Principal repayments on debt                                                 (308)            (102)             (53)
     Repayments on debt assumed in acquisition of DCi                               --           (4,612)              --
     Payment of preferred stock dividends                                       (1,318)             (58)              --
     Other, net                                                                    (68)             105               --
                                                                              --------         --------         --------
                       Net cash provided by financing activities                 4,516           10,170            1,039

Effect of exchange rate changes on cash and cash equivalents                         4               (9)              (7)
                                                                              --------         --------         --------

(Decrease) increase in cash and cash equivalents                                (3,770)             (73)           3,235
Cash and cash equivalents at beginning of period                                 4,930            5,003            1,768
                                                                              --------         --------         --------

Cash and cash equivalents at end of period                                    $  1,160         $  4,930         $  5,003
                                                                              ========         ========         ========

Supplemental information:
Cash paid for:
     Interest                                                                 $    189         $     98         $      7
     Income tax payments (refunds), net                                       $     22         $     15         $    (20)

See accompanying notes.

                               ALPHA MICROSYSTEMS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE BUSINESS

The Company is a provider of leading edge business-to-business Internet technology through (i) the NQL Solutions technology division that develops and markets Internet software products and services which are designed to access, excavate, gather, organize and convert into a usable format the massive amounts of data that are located on the World Wide Web into a usable format; and (ii) the DCi information technology professional services division that provides network installation, support and consulting services. On January 31, 2000, the Company completed the sale of its historic principal business lines which were:
(i) the sale of computer and networking hardware and software products, and (ii) the service of the Company's products, the service of third-party hardware and software products, and installation, training, and consulting services with respect to these products.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Alpha Microsystems and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods consolidated financial statements to conform with the current year presentation. The 1999 financial statements also include adjustments to reflect the sale of substantially all of the assets associated with the Company's Alpha Micro Services Division ("AMSO") and the Company's Alpha Micro Operating System ("AMOS") computer hardware manufacturing division (collectively the "Businesses") to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises") effective as of December 31,1999 (Note 2).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for doubtful accounts receivable, product obsolescence, impairment in asset carrying values and certain other accrued liabilities and to determine the fair value of stock options and warrants issued by the Company. Historically, actual amounts recorded have not varied significantly from estimated amounts.

FISCAL YEAR

On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. Accordingly, the Company's 1999 annual fiscal period is the calendar year ended December 31, 1999 and the Company had a ten-month transition period ended December 31, 1998 to adopt the new year end. Fiscal year 1998 ended on February 22, 1998.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For purposes of the statement of cash flows, the non-cash transaction recorded during 1999 was the issuance of 391 shares of exchangeable redeemable preferred stock in lieu of cash payment of $391,000 of accrued dividends on preferred stock. During the ten months ended December 31, 1998, the Company recorded the following non-cash transactions: $350,000 of debt converted to 108,317 shares of common stock related to the exercise of a warrant issued in connection with the acquisition of Delta CompuTec, Inc. ("DCi") (Note
2), and issuance of 200,000 warrants to a financial advisor in exchange for $60,000 of services. There were no non-cash transactions recorded during the year ended February 22, 1998.

RESTRICTED CASH

As part of the acquisition of DCi, the Company deposited funds into an escrow account from which the Company is entitled to reimbursement for amounts specifically relating to indemnification under the terms of the Agreement and Plan of Merger ("Merger Agreement"). In November 1999, the Company received $296,000 from the escrow account. The remaining balance was remitted to the seller and reflected as an increase in goodwill in the accompanying consolidated financial statements.

CONCENTRATION OF CREDIT RISK

In the normal course of business, the Company extends credit to a wide variety of customers including individuals, value-added resellers, distributors and large corporations and partnerships. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses that have been within management's expectations. As of December 31, 1999, the Company had no significant concentrations of credit risk.

PROPERTY AND EQUIPMENT

The straight-line method of depreciation is used for the following classes of assets for financial statement purposes and is based on the following estimated useful lives:

                                                                  Years
                                                                 --------
              Machinery and equipment                            3 to 10
              Information technology service parts                     3
              Leasehold improvements                              1 to 6

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. The amount capitalized includes amounts related to external direct costs of material and services, payroll and payroll-related costs. During the year ended December 31, 1999, the ten-month period ended December 31, 1998 and the fiscal year ended February 22, 1998, the Company capitalized in machinery and equipment $1,092,000, $696,000 and $671,000, respectively, associated with obtaining and implementing computer software for internal use.

INTANGIBLE ASSETS

Intangible assets include goodwill, acquired information technology service contracts and capitalized software development costs. The book value of goodwill and information technology service contracts is associated with the acquisition of companies or assets. Capitalized software development costs are the accumulation of software development costs or the assigned value of software associated with an acquisition. The straight-line amortization periods for the major classes of intangible assets are as follows:

                                                                  Years
                                                                 --------
              Goodwill                                                20
              Information technology service contracts           5 to 10
              Capitalized software development costs              3 to 5

The Company capitalizes certain engineering costs related to software development after technological feasibility has been established and amortizes these costs as the respective products are sold. However, in no event is the amortization less than that which would be achieved by amortizing such costs on a straight-line basis over the product's estimated life beginning on the date of general product release.

RECOVERABILITY OF LONG LIVED ASSETS

The Company routinely evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows of the respective operating divisions. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows and is charged to expense in the period identified. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change in future periods. In addition, if the Company's estimate of future undiscounted cash flows should change or if the operating plan is not achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of certain of the Company's long lived assets, in which case, such assets would be written down to estimated fair value.

DEFERRED REVENUE

Deferred revenue represents amounts billed and collected in advance for information technology service contracts and is recognized ratably over the contract period or as the services are performed.

DEFERRED GAIN ON SALE OF BUSINESSES TO R.E. MAHMARIAN ENTERPRISES

In connection with the sale of the Businesses to R.E. Mahmarian Enterprises (Note 2), R.E. Mahmarian Enterprises assumed certain of the Company's contractual service obligations associated with the Businesses sold. Because the Company remains contingently obligated to honor the contractual service obligation in the event R.E. Mahmarian Enterprises fails to perform, the Company has retained its deferred revenue balance and reclassified it to deferred gain on sale of the Businesses to R.E. Mahmarian Enterprises, which will be recognized on a monthly basis over future periods as the contingent contractual obligations lapse.

REVENUE RECOGNITION

The Company recognizes revenue on its information technology service sales and post contract customer support on a straight-line basis over the contract period and recognizes revenue on its product sales on shipment. When significant obligations remain after a product has been delivered, revenue is not recognized until obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized. Revenue is recognized only when collection of the resulting receivable is probable.

ADVERTISING EXPENSES

The Company recognizes expenses related to advertising costs in the period in which these costs are incurred. Total advertising expenses in the year ended December 31, 1999, the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998 were $49,000, $101,000 and $166,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to developing new products and designing significant improvements to existing products.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock option and purchase plans. Note 7 to the consolidated financial statements contains a summary of the pro forma effects to reported net loss and net loss per share for the year ended December 31, 1999, the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998 as if the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

INCOME TAXES

The Company uses the liability method to account for deferred taxes, which requires an asset and liability approach to recognize deferred tax assets and liabilities. Under this method of accounting, deferred tax assets and liabilities are determined based upon the differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities at the enacted income tax rates expected to apply when such differences are expected to reverse. A valuation allowance is provided for deferred tax assets as there is no assurance that the Company will realize those assets through future operations.

FOREIGN CURRENCIES

The Company's foreign entities use the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at year-end exchange rates, all income and expense accounts at average exchange rates, and records adjustments resulting from translation as a separate component of other comprehensive income (loss) within shareholders' equity.

Foreign currency exchange gains (losses) included in the determination of loss from operations before taxes were $(13,000), $31,000 and $10,000 for the year ended December 31, 1999, the ten-month period ended December 31, 1998 and the fiscal year ended February 22, 1998, respectively. The Company had no forward exchange contracts outstanding at December 31, 1999 and 1998.

PER SHARE DATA

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the periods presented and excludes the anti-dilutive effects of options and warrants. The net loss has been adjusted to reflect dividends accrued and accretion related to preferred shares outstanding.

COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised of foreign currency translation adjustments. The Company's comprehensive income is reported in the consolidated statements of redeemable preferred stock and other shareholders' equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instrucments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its consolidated financial position, results of operations or cash flows. In July 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued. The Company will be required to adopt SFAS No. 133 in 2000.

2. DIVESTITURES AND ACQUISITIONS

DIVESTITURES

On January 31, 2000, Alpha Microsystems completed the sale of substantially all of its assets associated with its Alpha Micro Services Division ("AMSO") and its Alpha Micro Operating System ("AMOS") computer hardware manufacturing division to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises") for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by R.E. Mahmarian Enterprises. The Company also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by R.E. Mahmarian Enterprises upon the occurrence of certain liquidity events, as defined, following R.E. Mahmarian Enterprises's acquisition of the Businesses. R.E. Mahmarian Enterprises is owned by Richard E. Mahmarian, a current member of the Company's Board of Directors.

Assets of the Businesses initially sold to R.E. Mahmarian Enterprises include certain accounts receivable, prepaid expenses, other current and non-current assets, inventories, fixed assets, information technology service contracts and capitalized software development costs. The Company has granted R.E. Mahmarian Enterprises the right to use the name "Alpha Microsystems" and associated logos, marks and trade dress, transferred the rights to the trade names, logos and trademarks associated with the Businesses that were sold, and entered into a five year license agreement providing R.E. Mahmarian Enterprises the right to use the Company's NQL Solutions technology for R.E. Mahmarian Enterprises's internal use in continuing operations of the Businesses. Additionally, the Company has agreed to sublease to R.E. Mahmarian Enterprises the portion of the Santa Ana, California facility presently occupied by the Businesses at amounts equal to cost.

This sale indicates the assets sold to R.E. Mahmarian Enterprises were impaired and, accordingly, as of December 31, 1999, the Company recognized a loss on the sale of $6,728,000 and reclassified $2,726,000, representing deferred revenue at December 31, 1999 related to contractual service obligations assumed by R.E. Mahmarian Enterprises for which performance continues to be guaranteed by the Company, to deferred gain on sale of Businesses to R.E. Mahmarian Enterprises.

On March 15, 2000, the Company entered into another agreement whereby R.E. Mahmarian Enterprises, in exchange for $500,000 cash (recorded as net assets held for sale to R.E. Mahmarian Enterprises as of December 31, 1999) and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. $250,000 of the $500,000 cash payment was received on March 20, 2000 while the $250,000 balance is due in full by May 20, 2000.Assets and liabilities at historical book values sold to R.E. Mahmarian Enterprises and a reconciliation of the loss recorded on the sale are as follows:

        Accounts receivable                                        $  2,625
        Prepaid expenses and other current assets                       553
        Property and equipment, net                                   3,244
        Intangibles and other assets, net                             1,049
        Accounts payable and accrued liabilities                    (1,130)
                                                                   --------
               Subtotal                                               6,341
        Direct transaction costs                                        387
                                                                   --------
        Loss on sale of Businesses to
          R.E. Mahamarian Enterprises                              $  6,728
                                                                   ========

The unaudited pro forma financial information below reflects the operations of the Businesses that were included in the sale:

                                        Year Ended    Ten Months Ended    Year Ended
                                        December 31,     December 31,     February 22,
                                           1999             1998             1998
                                        -----------   ----------------    ------------
Net sales:
  Information technology services        $ 15,622         $ 12,224         $ 12,818
  Product                                   4,324            3,824            5,741
                                         --------         --------         --------
     Total net sales                       19,946           16,048           18,559
Cost of sales:
  Information technology services          12,982           10,590            9,379
  Product                                   3,402            2,899            4,047
                                         --------         --------         --------
     Total cost of sales                   16,384           13,489           13,426
                                         --------         --------         --------
Gross margin                                3,562            2,559            5,133
Selling, general and                        5,447            4,103            4,615
administrative
Engineering, research and                   1,059            1,032            1,227
development
Impairment of long-lived assets              --                978             --
                                         --------         --------         --------
Loss from operations                     $ (2,944)        $ (3,554)        $   (709)
                                         ========         ========         ========

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. As a result of this sale, the results of operations during the year ended December 31, 1999 include a gain of approximately $222,000 included in loss on disposition of businesses. Operating results of this business, which are included in the statement of operations, included net loss of $149,000, $2,298,000, $26,000 and revenues of $563,000, $2,467,000 and $404,000 for the year ended December 31, 1999, the ten-month period ended December 31, 1998, and the year ended February 22, 1998, respectively. During the ten-month period ended December 31, 1998, the net loss attributable to this business included an impairment write-down of $1,460,000.

ACQUISITIONS

On September 1, 1998, the Company completed the acquisition of Delta CompuTec, Inc. ("DCi"). DCi provides management and consulting services, as well as services that include network design, installation and maintenance. The Merger Agreement provided for the payment of $3.4 million in exchange for all of the outstanding shares of DCi at the time of closing, and a net payment of DCi's then outstanding debt in the amount of $4.6 million. Under the Merger Agreement, DCi became a wholly-owned subsidiary of Alpha Microsystems.

The unaudited pro forma financial information below reflects the acquisition of DCi and the related purchase price financing through the sale of redeemable preferred stock, warrants and term loan borrowings as if the acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts).

                                                 Ten Months Ended        Year Ended
                                                 December 31, 1998    February 22, 1998
Revenue                                              $  31,508           $ 32,306
                                                     =========           ========
Net loss                                             $  (9,193)          $ (2,055)
                                                     =========           ========
Basic and diluted net loss per common share          $   (0.90)          $  (0.27)
                                                     =========           ========

On February 27, 1998, the Company acquired the ongoing information technology service contracts and certain related assets of M&J

Technologies for an estimated purchase price of $950,000. Fifty percent of the purchase price was paid on the closing date of the acquisition. The remaining amount to be paid is based on revenues subsequent to the date of acquisition and currently is the subject of negotiation.

On December 23, 1997, the Company acquired the telephone installation and information technology service business and certain related assets of Applied Cellular Technology, Inc. for a purchase price originally estimated to be $2.6 million, of which, $1.75 million has been paid from the Company's cash reserves through December 31, 1999. Effective April 1, 1999, this business was sold for $650,000 (see Divestitures above).

All acquisitions have been accounted for as purchases and the acquired operations have been included in the consolidated statements of operations from the dates of acquisition. Pro forma information for acquisitions other than DCi has not been presented as it would not be materially different from the historical information presented

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment are as follows:

   (In thousands)
                                                      December 31,     December 31,
                                                          1999             1998
                                                        -------          -------
Machinery and equipment                                 $ 1,164          $ 8,474
Information technology service parts                      1,166            3,149
Leasehold improvements                                       80            1,434
                                                        -------          -------
                                                          2,410           13,057
Less accumulated depreciation and amortization              385            9,281
                                                        -------          -------
Property and equipment, net                             $ 2,025          $ 3,776
                                                        =======          =======

Depreciation expense was $1,002,000, $1,265,000 and $1,254,000 for the year ended December 31, 1999, the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the following:

   (In thousands)
                                                                December 31, 1999   December 31, 1998
                                                                ------------------  ------------------
Goodwill, net of accumulated amortization of $570 and $135
   at December 31, 1999 and 1998, respectively                         $7,996            $8,158
Software development costs, net of accumulated amortization
   of $28 and $1,613 at December 31, 1999 and 1998,
   respectively                                                           385               460
Information technology service contracts, net of
   accumulated amortization of $60 at December 31, 1998                    --               479
Other, net                                                                162                65
                                                                       ------            ------
                                                                       $8,543            $9,162
                                                                       ======            ======

Related amortization expense charged to operations is as follows:

(In thousands)                         Year Ended       Ten Months Ended        Year Ended
                                   December 31, 1999    December 31, 1998    February 22, 1998
                                   -----------------    -----------------    -----------------
Goodwill                                  $435                $135                $ --
Software development costs                 140                 234                 188
IT service contracts                        68                 311                 248
Other                                       18                  25                  12
                                          ----                ----                ----
                                          $661                $705                $448
                                          ====                ====                ====

5. DEBT

As of December 31, 1999, the Company had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility is secured by substantially all of the Company's assets. There were no outstanding borrowings at December 31, 1999 or 1998 under the accounts receivable line of revolving credit. On March 28, 2000, the Company terminated this revolving line of credit. At December 31, 1999, the outstanding balance on the loan designated for acquisitions was $687,505. This loan bears interest at the bank prime rate plus 2.5% (11% at December 31, 1999). On March 27, 2000, the Company obtained a waiver for certain covenant violations under the existing credit facility and agreed to repay the related amounts outstanding by May 15, 2000. The Company is currently in negotiations with another bank to obtain a new revolving line of credit with terms which the Company anticipates will be more favorable than those contained in the recently terminated facility. There is no assurance that the Company will obtain this new revolving line of credit or that the terms will, in fact, be more favorable than those contained in the recently terminated facility.

6. REDEEMABLE PREFERRED STOCK

In addition to the $1.0 million of cash proceeds provided under a bank term-loan (Note 5), the acquisition of DCi was financed with $8.0 million obtained under a Securities Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, Hampshire Equity Partners II, L.P. ("Hampshire") agreed, subject to certain conditions, to invest up to $20 million in redeemable preferred stock of the Company. The Purchase Agreement provides for the purchase of redeemable preferred stock in three tranches of $8 million, $7 million, and up to $5 million. The first tranche was completed concurrent with the acquisition of DCi and the second tranche was funded on October 20, 1998 after shareholder approval.

In February 1999, the Company exchanged $12.5 million face value of its then outstanding $15.0 million face value of redeemable preferred stock for $12.5 million face value of exchangeable redeemable preferred stock. As a result of this exchange, approximately, $10.7 million was reclassified from redeemable preferred stock to exchangeable redeemable preferred stock (Note 7), a component of other shareholders' equity in the accompanying consolidated balance sheet. The outstanding shares of redeemable preferred stock mature on June 30, 2005, or earlier in the event of default, and may be redeemed at any time by the Company in cash. In the event of a public offering of its securities, the Company is required to apply 50% of the net proceeds toward the redemption of the then outstanding redeemable preferred stock. The redeemable preferred stock is being accreted over seven years to its redemption value of $2.5 million.

The redeemable preferred stock is non-voting, except for one share that entitles Hampshire to vote on all matters an aggregate number of votes equal to the number of unexercised warrants held by Hampshire as of the record date (Note 7).

Dividends on the redeemable preferred stock are cumulative and are payable quarterly in arrears at an initial cumulative annual dividend rate of 9%, which increases to 11% on July 1, 2000, and thereafter increases an additional 1% annually until July 1, 2004, when the rate will be 14%. Effective October 1, 1999, the Company is accruing dividends on the redeemable preferred stock using the effective interest method at a rate approximating 12.5% per year. Prior to October 1, 1999, the Company was accruing dividends on the redeemable preferred stock and the exchangeable redeemable preferred stock (Note 7) based on the stated dividend rate of 9% based on the fact that management had intended to redeem the preferred stock prior to July 1, 2000, when the dividend rate first increases. During 1999 and 1998, dividends on the preferred stock aggregating $341,000 and $364,000, respectively, were accrued by the Company, of which, $568,000, including $306,000 of dividends accrued at December 31, 1998, and $58,000, respectively, were paid in cash, and $56,000 was paid in 1999 in additional shares of exchangeable redeemable preferred stock. At December 31, 1999 and 1998, accrued but unpaid dividends on the redeemable preferred stock aggregate $23,000 and $306,000, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheet.

The holders of the redeemable preferred stock are entitled to a liquidation preference equal to the original cost of the redeemable preferred stock plus any accrued but unpaid dividends (based on the stated dividend rate) prior to any distributions to holders of common stock. A merger, reorganization or other transaction in which control of the Company is transferred may be treated as a liquidation. The redeemable preferred stock is exchangeable, upon approval of the Board of Directors, into subordinated debentures whose maturity, variable interest rate, and liquidation preference would be equal to the redeemable preferred stock. The subordinated debentures also have mandatory redemption rights payable in cash on terms equal to the exchanged preferred stock.

7. OTHER SHAREHOLDERS' EQUITY

EXCHANGEABLE REDEEMABLE PREFERRED STOCK

As discussed in Note 6, in February 1999, the Company exchanged $12.5 million face value of its then outstanding $15.0 million face value of redeemable preferred stock for $12.5 million face value of exchangeable redeemable preferred stock. The exchangeable redeemable preferred stock has the same redemption, voting, dividend, liquidation and conversion terms as the originally issued redeemable preferred stock, except that each share is automatically converted at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Effective November 18, 1999, the Company issued $5.0 million of exchangeable redeemable preferred stock under the third tranche of the Purchase Agreement on essentially the same terms as the then outstanding exchangeable redeemable preferred stock. The carrying value of the exchangeable redeemable preferred stock is being accreted over seven years to its redemption value of $17.5 million. During 1999, dividends on the exchangeable redeemable preferred stock aggregating $1,215,000 were accrued by the Company of which $750,000 was paid in cash and $335,000 was paid in additional shares of exchangeable redeemable preferred stock. At December 31, 1999, accrued but unpaid dividends on the exchangeable redeemable preferred stock aggregate $130,000 and are included in other accrued liabilities in the accompanying consolidated balance sheet.

WARRANTS

In connection with its initial investment in the Company's preferred stock in September 1998, Hampshire was granted warrants to purchase a total of 5,844,826 shares of the Company's common stock for $2.50 per share exercisable immediately and expiring in September 2008. In connection with its investment in the Company's preferred stock in November 1999, Hampshire was granted warrants to purchase 2,971,620 shares of common stock at $2.50 per share exercisable immediately and expiring in November 2009. The estimated fair value assigned to the warrants, aggregating approximately $2.6 million, and direct costs associated with the financings, aggregating approximately $566,000, reduced the initial carrying value of the preferred stock in the accompanying consolidated financial statements. The difference between the initial carrying value and the aggregate redemption amounts of the preferred stock is being accreted through periodic charges to accumulated deficit..

In connection with a public offering in fiscal 1993, the Company granted to its underwriter a warrant to purchase 139,315 units with an exercise price of $1.95 per unit. Those warrants were exercised during the ten-month period ended December 31, 1998, providing net proceeds to the Company of $272,000. Pursuant to the terms of an amendment to a loan agreement signed in October 1996, the Company issued 25,000 warrants to a bank which were exercisable for five years at $1.81 per share. In June 1999, the bank elected to exercise these warrants, utilizing a cashless exercise option and received 18,010 shares of the Company's common stock. Also in October 1996, the Company issued a warrant to purchase 300,000 shares of common stock exercisable for five years at $3.00 per share to its financial advisor. In January 1999, those warrants were exercised, providing net proceeds to the Company of $897,000. In June 1998, the Company issued 33,000 warrants to a bank which were exercisable for seven years at $2.50 per share. In February 2000, the bank elected to exercise these warrants, utilizing a cashless exercise option and received 22,354 shares of the Company's common stock. In October 1998, the Company granted an additional 200,000 warrants to a financial advisor, exercisable for five years at $3.23 per share. These warrants remain outstanding at December 31, 1999.

OPTIONS

In October 1998, the shareholders approved the 1998 Stock Option and Award Plan which provides for the grants of (i) incentive stock options; (ii) non-qualified stock options; (iii) deferred delivery of shares of common stock; (iv) restricted stock; (v) performance shares of common stock; and (vi) stock appreciation rights that are only exercisable in the event of a change in control of the Company or upon other events. A total of 2,500,000 shares of common stock are available for issuance under the 1998 Plan.

As of December 31, 1999, the Company's 1993 Employee Stock Option Plan provides for the Board to award up to 925,000 shares of common stock to employees of the Company.

In connection with the DCi acquisition, 195,000 non-qualified stock options were issued to employees outside of the above plans.

The following table contains a summary of transactions related to options for the year ended December 31, 1999, ten months ended December 31, 1998, and the fiscal year ended February 22, 1998:


                                                                      Weighted Average
                                                   Options         Exercise Price Per Share
                                                  --------         ------------------------
Outstanding at February 23, 1997                   850,439                 $2.16
Granted                                            337,500                 $1.24
Expired/canceled                                  (143,000)                $1.63
Exercised                                          (40,000)                $0.94
                                                 ---------
Outstanding at February 22, 1998                 1,004,939                 $1.97
Granted                                          1,713,578                 $2.29
Expired/canceled                                  (272,689)                $1.89
Exercised                                           (6,250)                $1.44
                                                 ---------

Outstanding at December 31, 1998                 2,439,578                 $2.21
Granted                                            525,000                 $5.15
Expired/canceled                                  (243,750)                $2.71
Exercised                                         (127,250)                $2.15
                                                 ---------

Outstanding at December 31, 1999                 2,593,578                 $2.76
                                                 =========
Exercisable at:
   February 22, 1998                               457,064                 $2.13
   December 31, 1998                               823,179                 $2.21
   December 31, 1999                             1,397,002                 $2.24

Available for grant:
   February 22, 1998                                65,061
   December 31, 1998                               699,172
   December 31, 1999                               917,922

Options outstanding at December 31, 1999 have exercise prices and weighted average remaining lives as follows: 22,500 shares at $0.78 with a remaining life of 0.3 years, 197,500 shares at $1.03 to $1.44 per share with a remaining life of 2.6 years, 1,302,781 shares at $1.81 to $2.06 with a remaining life of 8.7 years, 740,797 shares at $2.69 to $3.94 per share with a remaining life of 6.5 years, and 330,000 shares at $4.94 to $5.68 per share with a remaining life of
9.2 years.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%, for the year ended December 31, 1999 and 5.8% for the periods ended December 31, 1998 and February 22, 1998; volatility factors of the expected market price of the Company's common stock of 1.1 for the year ended December 31, 1999 and 0.6 for the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998; and a weighted average expected life of the options of seven years for the year ended December 31, 1999 and five years for the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          Year Ended         Ten Months Ended             Year Ended
(In thousands, except per share information)          December 31, 1999       December 31, 1998        February 22, 1998
                                                      -----------------      ------------------        -----------------
Pro forma net loss                                        $(13,346)                $(10,403)                $ (3,516)
Pro forma net loss attributable to common                 $(15,235)                $(10,839)                $ (3,516)
shares
Pro forma basic and diluted loss per share                $  (1.31)                $  (0.98)                $  (0.32)

The per share weighted average fair value of options granted during the year ended December 31, 1999, the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998 were $4.52, $1.30, and $2.62, respectively.

As of December 31, 1999, the Company has 9,049,446 warrants outstanding and 3,511,500 options outstanding and available for grant, or a total of 12,560,946 shares of common stock reserved for issuance pursuant to option and warrant agreements.

8. OPERATING CHARGES

The results of operations for the year ended December 31, 1999 include charges as follows: (i) $196,000 write-down for the impairment of leasehold improvements and certain other long-lived assets, and (ii) $142,000 obsolescence write-down of information technology service parts as a result of changes in DCi's customer network hardware systems, which is included in cost of sales.

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

9. INCOME TAXES

The current provision (benefit) for income taxes consists of the following:

(In thousands)
                                                  Year Ended      Ten Months Ended      Year Ended
                                               December 31, 1999  December 31, 1998  February 22, 1998
                                               -----------------  -----------------  -----------------
Foreign                                               $--                $--             $(31)
State                                                  46                 15                10
                                                       --                 --                --
                                                      $46                $15             $(21)
                                                      ===                ===             =====

Temporary differences and net operating loss carryforwards that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

(In thousands)
                                                      December 31, 1999       December 31, 1998
                                                      -----------------       -----------------
Deferred tax assets:
Net operating loss carryforward                               $ 17,931             $ 13,573
Tax credits                                                      1,063                  991
Accruals not currently deductible for tax purposes                 569                1,400
Depreciation and capitalized software                              111                  (57)
Translation adjustment                                              20                   20
Other                                                              (17)                  80
Valuation allowance                                            (19,677)             (16,007)
                                                              --------             --------
  Net deferred taxes                                                --                   --
                                                              ========             ========


The change in the valuation allowance was a net increase of $3,670,000 and $6,096,000 for the year ended December 31, 1999 and the ten months ended December 31, 1998, respectively. The valuation allowance was increased since the realization of deferred tax assets is uncertain.

The Company has federal net operating loss carryforwards totaling approximately $48,000,000 at December 31, 1999, which begin to expire in 2006, if not utilized. Due to the exercise of redeemable public warrants in the fiscal year ended February 23, 1997, the Company experienced a change of ownership as defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of approximately $19,000,000 of the net operating loss carryforwards is limited to approximately $1,300,000 per year. In addition, approximately $6,500,000 of acquired net operating loss carryforwards is limited to approximately $400,000 per year as a result of another change in ownership.

The recognition of tax benefits associated with approximately $13.6 million of net operating loss carryforwards and deductible temporary differences arising as a result of the acquisition of DCi, will first reduce goodwill and other noncurrent intangible assets related to the acquisition, and then income tax expense.

A reconciliation of income tax expense (benefit) to the statutory U.S. federal income tax rate follows:

                                               Year Ended      Ten Months Ended      Year Ended
                                           December 31, 1999  December 31 1998   February 22, 1998
                                           -----------------  ----------------   -----------------
Statutory U.S. federal income tax rate            (34.0)%           (34.0)%           (34.0)%
(benefit)
Changes in taxes resulting from:
   Foreign losses and excess rates                  0.1               0.3              (1.0)
   Domestic losses with no tax benefit             32.7              33.4              34.0
   Other items, net                                 1.2               0.5               0.4
                                                   ----              ----              ----
Effective tax rate                                   --%              0.2%             (0.6)%
                                                   ====              ====              ====

United States and foreign income (loss) before taxes are as follows:

(In thousands)
                                   Year Ended          Ten Months Ended         Year Ended
                                December 31, 1999      December 31, 1998     February 22, 1998
                                -----------------      -----------------     -----------------
Domestic                            $(12,187)              $ (9,615)              $ (3,524)
Foreign                                   29                     88                    206
                                    --------               --------               --------
                                    $(12,158)              $ (9,527)              $ (3,318)
                                    ========               ========               ========

10. COMMITMENTS AND CONTINGENCIES

The Company leases its manufacturing and office facilities and certain equipment under operating leases that expire on various dates through 2001. Rent expense during the year ended December 31, 1999, the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998 was $1,729,000, $1,415,000, and $1,213,000, respectively. The Company's annual minimum lease commitments under non-cancelable operating leases, net of sublease income of $332,000 for 2000 (including $125,760 from R.E. Mahmarian Enterprises for a portion of the Santa Ana facility) and $65,000 for 2001, respectively, are as follows:

                                                     (In thousands)
   2000                                                  $  316
   2001                                                     122
                                                        -------
                                                         $  438
                                                         ======

The Company is involved in matters of litigation arising in the normal course of business. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

11. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution profit sharing plan, which has been qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of its full-time employees. Company contributions to the plan are at the sole discretion of the Company's Board of Directors and cannot exceed the maximum allowable deduction for federal income tax purposes. There were no discretionary Company contributions for the year ended December 31, 1999, for the ten-month period ended December 31, 1998 or for the fiscal year ended February 22, 1998. Voluntary employee contributions are matched at a rate of 20% of employee contributions up to a total of 5.0% of the employee's salary for participants with an annual income of less than $29,999. Matching contributions were $36,000, $21,000, and $20,000 for the year ended December 31, 1999, for the ten-month period ended December 31, 1998 and for the fiscal year ended February 22, 1998, respectively.

In fiscal 1997, the Company adopted a new Employee Stock Purchase Plan, covering substantially all of its full-time employees, enabling employees to acquire shares of the Company's stock at 85% of the lower of (i) the fair market value of a share on the first trading day of the date of grant, or (ii) the fair market value of a share on the date of exercise, up to an aggregate of 350,000 shares of common stock. Voluntary employee purchases under the plan for the year ended December 31, 1999, for the ten months ended December 31, 1998 and for the fiscal year ended February 22, 1998 were $117,000, $26,000 and $20,000, respectively.

12. INDUSTRY SEGMENT INFORMATION

During the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 22, 1998, the Company operated in two business segments: the servicing of computer systems, networks and related products and the manufacture and sale of computer systems, software and related products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the product segment.

Selected financial information for the Company's reportable segments for the year ended December 31, 1999, the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998 follows:

                                                                                           Corporate
(In thousands)                                  IT Services           Product               Expenses             Consolidated
                                                -----------           -------              ---------             ------------
YEAR ENDED DECEMBER 31, 1999
Revenues from external customers                 $30,399(1)        $  4,491(1)               $    --              $ 34,890
Segment income (loss)                             (1,037)            (1,358)(1)(3)            (9,809)(2)           (12,204)
Segment assets                                    13,432                501                    2,376                16,309
Depreciation and amortization                      1,103                166                      394                 1,663
Expenditures for long-lived assets                 1,634                341                    1,195(4)              3,170
TEN MONTHS ENDED DECEMBER 31, 1998
Revenues from external customers                 $20,072(1)        $  4,068(1)               $    --              $ 24,140
Significant operating charges (Note 7)             1,042                534(1)                 3,103                 4,679
Segment income (loss)                             (2,047)            (2,067)(1)(3)            (5,428)               (9,542)
Segment assets                                    16,547              2,240                    7,644                26,431
Depreciation and amortization                      1,330                318                      322                 1,970
Expenditures for long-lived assets                 1,083                291                      742                 2,116
FISCAL YEAR ENDED FEBRUARY 22, 1998
Revenues from external customers                 $13,223(1)        $  6,104(1)               $    --              $ 19,327
Segment income (loss)                                432             (1,862)(1)(3)            (1,867)               (3,297)
Segment assets                                     5,527              4,469                    5,792                15,788
Depreciation and amortization                      1,037                400                      265                 1,702
Expenditures for long-lived assets                   571                560                      671                 1,802

(1) In January 2000, the Company closed the sale of a significant portion of the Company's operations to R.E. Mahmarian Enterprises. Note 2 to the consolidated financial statements summarizes, on an unaudited basis, the results of operations of the Businesses sold.

(2) Includes $6,728 loss from sale of Businesses to R.E. Mahmarian Enterprises and $222 gain from sale of telephone installation business.

(3) Includes expenses attributable to the marketing and launching of the NQL Solutions software products of $681, $1,684 and $2,281 for the year ended December 31, 1999, the ten months ended December 31, 1998 and the fiscal year ended February 22, 1998, respectively.

(4) Includes $1,092 relating to the computer system.

During all periods presented there were no significant revenues or long-lived assets outside of the United States.

No single customer accounted for 10% or more of the Company's sales during any of the periods presented.

13. SUBSEQUENT EVENTS

In January 2000, the Company completed the sale of a significant portion of the Company's operations to R.E. Mahmarian Enterprises. Note 2 to the Consolidated Financial Statements summarizes, on an unaudited basis, the results of operations of the Businesses sold.

In March 2000, the Company issued a Confidential Private Placement Memorandum in an effort to sell approximately 2.3 million shares of its common stock at $6.25 per share, pursuant to a private placement managed by Sutro & Co. This financing was completed on March 30, 2000 with 2,342,000 shares of common stock sold at $6.25 per share, generating gross proceeds to the Company of $14,637,500 with net proceeds of approximately $13,500,000 which will be released to the Company upon delivery of stock certificates and various other closing documents. Hampshire Equity Partners II, L.P. ("Hampshire"), the Company's preferred stockholder, purchased 995,400 of the shares of the Company's common stock issued in the private placement.

                               ALPHA MICROSYSTEMS
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at                     Additions                       Balance at
                                        Beginning                      Charged to                          End
                                        of Period        Other          Expense        Deductions       of Period
Allowance for doubtful accounts:        ----------      ---------      ----------      -----------     ----------
 December 31, 1999                        $700          $(888)(1)        $518(2)          $290(3)          $ 40
 December 31, 1998                         294             94             548              236              700
 February 22, 1998                         139                            194               39              294


(1) Reserve related to accounts receivable sold to R.E. Mahmarian Enterprises in March 2000.

(2) Includes $205,000 reserve for accounts receivable related to non-core operations.

(3) Includes $63,000 for the write-off of accounts receivable related to non-core operations.

(4) Balance transferred as part of the acquisition of DCi.

(5) Includes $495,000 for the write-off of accounts receivable related to non-core operations.

(6) Includes the write-off of $108,000 of accounts receivable related to non-core operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALPHA MICROSYSTEMS

Date: March 29, 2000                 By: /s/ DOUGLAS J. TULLIO
                                     Douglas J. Tullio
                                     President, Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Douglas J. Tullio and Robert O. Riiska, and each and any of them, as attorneys-in-fact and agents with full powers of substitution to sign on his behalf, individually and in the capacity stated below, and to file any amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 2000                By: /s/ DOUGLAS J. TULLIO
                                        Douglas J. Tullio
                                        Chairman of the Board, President,
                                        Chief Executive Officer, Director

Date:  March 29, 2000                By: /s/ ROBERT O. RIISKA
                                        Robert O. Riiska
                                        Vice President, Chief Financial Officer

Date:  March 29, 2000                By: /s/ ROCKELL N. HANKIN
                                        Rockell N. Hankin
                                        Director

Date:  March 29, 2000                By: /s/ RICHARD E. MAHMARIAN
                                        Richard E. Mahmarian
                                        Director, Secretary

Date:  March  29, 2000               By: /s/ CLARKE E. REYNOLDS
                                        Clarke E. Reynolds
                                        Director

Date:  March 29, 2000                By: /s/ BENJAMIN P. GIESS
                                        Benjamin P. Giess
                                        Director

Date:  March 29, 2000                By: /s/ CARLOS D. DE MATTOS
                                        Carlos D. DeMattos
                                        Director

Date:  March 29, 2000                By: /s/ SAM YAU
                                        Sam Yau
                                        Director

                                 EXHIBIT INDEX


2.1 Agreement to transfer shares by and between Registrant and Alpha Microsystems Great Britain, Mr. Patrick Bolle, and Alpha Microsystems Belgium dated February 28, 1995 (incorporated herein by reference to Exhibit 2.10 to the Annual Report on Form 10-K of Registrant for the year ended February 26, 1995 (the "1995 10-K")

2.2 Agreement of Purchase and Sale by and between Registrant and Sanderson Electronics PLC, dated August 10, 1996 (incorporated herein by reference to Exhibit 2 to the Form 8-K filed August 23, 1996)

2.3 Agreement of Purchase and Sale by and between Registrant and Pacific Triangle Software, Inc., dated January 13, 1997 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed February 18, 1997)

2.5 Agreement of Purchase and Sale between AlphaHealthCare, Inc. and GLR Systems, Inc., dated January 27, 1997 (incorporated herein by reference to Exhibit 2.2 to the Form 8-K filed February 18, 1997)

2.6 Agreement of Purchase and Sale by and between the Registrant and Applied Cellular Technology, Inc. dated December 23, 1997 (incorporated herein by reference to Exhibit 2.6 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 1997)

2.7 Agreement of Purchase and Sale by and between the Registrant and M & J Technologies, Inc. dated February 19, 1998 (incorporated herein by reference to Exhibit 2.7 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1998)

2.8 Modification to Contract for Purchase and Sale of M & J Technologies, Inc. Hardware Service Business Assets to Registrant dated February 19, 1998 (incorporated herein by reference to Exhibit 2.8 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1998)

2.9 First Amendment to Agreement of Purchase and Sale by and between the Registrant and M & J Technologies, Inc., effective May 1, 1998 (incorporated herein by reference to Exhibit 2.9 to the Quarterly Report on Form 10-Q for the quarter ended May 24, 1998)

2.10 Merger Agreement by and between the Registrant, Alpha Micro Merger Corp., Delta CompuTec Inc. and Joseph Lobozzo II and Joanne Lobozzo dated July 2, 1998 (incorporated by reference to Exhibit 2 to the Form 8-K filed September 16, 1998)

2.11 Agreement of Purchase and Sale by and between Registrant, Alpha Technology Interconnect, Inc. and ADSI Telecom Services, Inc. dated March 31, 1999 (incorporated herein by reference to Exhibit 2.11 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended March 31, 1999)

3.1 Articles of Incorporation of Registrant dated as of March 16, 1977 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form-S-1 (Registration No. 2-72222) of Registrant)

3.2 Certificate of Amendment of Articles of Incorporation of Registrant dated as of September 29, 1988 (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Registrant for the year ended February 23, 1997)

3.3 Certificate of Amendment of the Articles of Incorporation of Registrant dated June 25, 1992 (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended May 31, 1992)

3.4 Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to the Form S-8 filed January 31, 1997)

3.5 Registration Rights Agreement by and between Registrant and Silicon Valley Bank dated July 10, 1995 (incorporated herein by reference to
        Exhibit 10.141 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended May 28, 1995)

3.6 Amendments to Restated Bylaws of Registrant dated August 3, 1998 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 22, 1998)

3.7 Certificate of Amendment to Articles of Incorporation of Registrant dated October 15, 1998 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended November 22, 1998)

3.8 Certificate of Reduction of Class A Cumulative, Redeemable and Exchangeable Preferred Stock, Class B Cumulative, Redeemable and Exchangeable Preferred Stock dated August 25, 1999 (incorporated by reference to Exhibit 3.8 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended September 30, 1999)

3.9 Certificate of Reduction of Class C Cumulative, Redeemable and Exchangeable Preferred Stock dated November 18, 1999

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

4.7 Warrant to Purchase Common Stock issued to Princeton Securities dated October 20, 1998 (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

4.8 Form of Warrant Certificate to Purchase Common Stock issued to ING Equity Partners II, L.P. dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed August 10, 1998)

4.9 Certificate of Determination of Rights and Preferences of Class A1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class A2 Cumulative, Redeemable and Exchangeable Preferred Stock, Class B1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class C1 Cumulative, Redeemable and Exchangeable Preferred Stock and Class D Cumulative, Redeemable and Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

4.10 Preferred Shareholder Agreement by and between Registrant and sole holder of shares of issued and outstanding Class A Cumulative, Redeemable and Exchangeable Preferred Stock and Class B Cumulative, Redeemable and Exchangeable Preferred Stock dated January 22, 1999 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

4.11 Certificate of Determination of Rights and Preferences of Class E Cumulative, Redeemable and Exchangeable Preferred Stock (incorporated herein by reference as Exhibit A-2 to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended September 30,
        1999)

*10.1 Alpha Microsystems Profit Sharing Trust Agreement between Alpha Microsystems and Bank of America NT & S.A. as Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Registrant for the year ended February 23, 1986)

*10.2 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Registrant for the year ended February 23,
        1986)

*10.3 Acceptance of Trust by Trustee dated September 30, 1986 pursuant to Registrant's Profit Sharing Plan (incorporated herein by reference to
        Exhibit 10.29 to the Annual Report on Form 10-K of Registrant for the year ended February 22, 1987)

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

*10.40 Indemnification Agreement by and between Registrant and Benjamin P. Giess dated December 17, 1998 (incorporated herein by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q for the quarter ended November 22, 1998)

*10.41 Indemnification Agreement by and between Registrant and Sam Yau dated December 17, 1998 (incorporated herein by reference to Exhibit 10.78 to the Quarterly Report on Form 10-Q for the quarter ended November 22,
        1998)

*10.42 Management Deferred Compensation Plan dated November 1, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

10.43 First Amendment to Security and Loan Agreement and Addendum Thereto by and between Registrant and Imperial Bank dated November 22, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

10.44 First Amendment to Credit Terms and Conditions by and between Registrant and Imperial Bank dated November 22, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

*10.45 Consulting Agreement by and between Registrant and Randy Parks dated March 15, 1999 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Registrant for the transition period ended December 31, 1998)

10.46 Stock Incentive Award Plan of Registrant (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Registrant for the year ended February 26, 1984)

10.47 Form of Stock Incentive Award and Escrow Agreement for use in connection with the Stock Incentive Award Plan (incorporated herein by reference to Exhibit 4.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form 8 of the Registrant (Registration Statement No. 2-9252) filed on August 23, 1984)

10.48 First Amendment to Stock Incentive Award Plan of Registrant dated August 15, 1990 (incorporated herein by reference to Exhibit 19.16 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended August 26, 1990)

10.49 Amendment No. 1 to Securities Purchase Agreement by and between Registrant and ING Equity Partners II, L.P. dated February 1999 (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.50 Amendment No. 2 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated June 28, 1999 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.51 Third Amendment to Security and Loan Agreement by and between Registrant and Imperial Bank dated July 2, 1999 (incorporated herein by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended June 30, 1999)

10.52 Amendment No. 3 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated November 18, 1999 (incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Registrant for the quarter ended September 30,
        1999)

*10.53 Employment Agreement by and between Registrant and Robert O. Riiska dated November 26, 1999

*10.54 Indemnification Agreement by and between Registrant and Robert O. Riiska dated November 26, 1999

10.55 Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated as of December 31, 1999 (incorporated herein by reference to Exhibit 10.1 to Form 8-K Current Report dated January 14,
        2000)

10.56 Amendment No. 1 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated January 31, 2000 (incorporated herein by reference to Exhibit 10.2 of Form 8-K Current Report dated January 31, 2000)

10.57 Amendment No. 2 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated March 15, 2000

21      Subsidiaries

23      Consent of Independent Auditors

24 Power of Attorney (included on signature pages of this Annual Report on Form 10-K)

27      Financial Data Schedule

(* Denotes Management Contract or Compensation Plan)