Form 10-K405/A
period 1999-12-31
ALPHA MICROSYSTEMS
filed 2000-04-28
CIK 352869

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers and directors of the Company:

          Name                     Age      Position
          ----                     ---      --------

         Douglas J. Tullio         57       Chairman of the Board of  Directors,  President and
                                            Chief Executive Officer

         Robert O. Riiska          39       Vice President and Chief Financial Officer

         John T. DeVito            43       President of Professional Services

         Dennis E. Michael         41       Vice President of Marketing

         Clarke E. Reynolds        79       Director

         Rockell N. Hankin         53       Director

         Richard E. Mahmarian      63       Director

         Carlos D. DeMatos         47       Director

         Benjamin P. Giess         37       Director

         Sam Yau                   51       Director


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

ROBERT O. RIISKA, 39, was appointed Chief Financial Officer and Vice President of Finance of the Company in November 1999. Prior to joining the Company, Mr. Riiska worked for Morris-Anderson & Associates, Ltd. from March 1991 to November 1999, where he held the position of Regional Partner since January 1998. Previously, he held the positions of Consulting Manager and Senior Consultant. From 1983 to 1987 and from 1989 to 1991, Mr. Riiska served in management consulting and audit capacities with Ernst & Young LLP and its predecessor Ernst & Whinney.

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

CLARKE E. REYNOLDS, 79, has served as a director of the Company since 1989 and as Chairman of the Board of Directors from 1991-1998, as Chief Executive Officer of the Company from January 1991 to August 1991, as President from November 1990 to May 1991, as Vice Chairman of the Board from October 1990 to May 1991, and as Chief Operating Officer of the Company from November 1990 to May 1991. Mr. Reynolds was previously employed by NCR Corporation for over 47 years, during which time he held a variety of sales and marketing and general management positions including Vice President Pacific Region, Managing Director and Chairman of the Board NCR United Kingdom, Vice President NCR Europe and Vice President Executive Office. Mr. Reynolds serves as a Director of Sparta, Inc., which provides a wide range of scientific, engineering and technical assistance services, primarily for the U.S. military services and the Department of Defense.

ROCKELL N. HANKIN, 53, has served as a director of the Company since 1987. Mr. Hankin is chief executive of Hankin & Co. (founded June 1986) and its affiliate Hankin Investment Banking. The firms provide management consulting and investment banking services. Mr. Hankin also serves as Vice-Chairman of the Board of Semtech Corporation (NMS), a manufacturer of electronic components, and a member of the boards of Techniclone Corporation (NMS), a development stage pharmaceutical company, and Sparta, Inc., a systems analysis and engineering company serving primarily the military services and the department of defense. Within the past year, he was Chairman of the Board of House of Fabrics (NMS), a national retail chain, which was merged and a member of the board of Quidel
(NMS). In addition, Mr. Hankin serves on the Board of several privately held companies.

RICHARD E. MAHMARIAN, 63, has served as a director of the Company since 1995. Mr. Mahmarian is currently President of REM Associates, a private investment and consulting service company. He was Chairman of the Board, President, and Chief Executive Officer of Verification Systems International, Incorporated, which designs, engineers and manufactures bar code and two-dimensional symbology quality assurance instruments, from 1997-1998. Prior to its sale in 1996, Mr. Mahmarian was Vice Chairman of the Board and Executive Vice President of RJS, Inc., a manufacturer of bar code printers, verification scanners, software, and consumable products. Mr. Mahmarian had been a principal of RJS, Inc. since 1987, when it was purchased in a leveraged buyout. Prior to joining RJS, Inc., he held various management positions for Bell & Howell Company, Northrop Corporation and NCR Corporation.

CARLOS D. DE MATTOS, 47, has served as a director of the Company since 1999 and has served as a Director and the Chairman and Chief Executive Officer of Matthews Studio Equipment Group since January 1995, and prior thereto as the Co-Chairman and Chief Executive Officer from February 1989 to January 1995. Mr. De Mattos became Chief Financial Officer of Matthews Studio Equipment Group in April, 1996. Mr. De Mattos has also been Co-Chairman of the Board and Chief Financial Officer of Matthews Studio Equipment, Inc. since 1976.

BENJAMIN P. GIESS, 37, has served as a director of the Company since 1999. Mr. Giess has been employed by Hampshire Equity Partners, formerly known as ING Equity Partners, and its predecessors and affiliates since 1992 and currently serves as a Partner responsible for originating, structuring and managing equity and debt investments. From 1991 to 1992, Mr. Giess worked in the Corporate Finance Group of ING Capital. From 1990 to 1991, Mr. Giess was employed by the Corporate Finance Group of General Electric Capital Corporation. Mr. Giess serves as a director of e.spire Communications, Inc. a Nasdaq company, which is a competitive local exchange carrier ("CLEC"), as well as Matthews Studio Equipment Group, a single source provider of production equipment to the entertainment industry. In addition, Mr. Giess serves on the board of several privately held companies.

SAM YAU, 51, has served as a director of the Company since 1998. Mr. Yau was Chief Executive Officer of National Education Corporation from May 1995 to May 1997. From 1993 through 1995 he was Chief Operating Officer of Advacare, a medical services company.

On August 7, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with ING Equity Partners II, L.P., now known as Hampshire Equity Partners II, L.P. ("Hampshire"). As part of the transaction, the Company agreed to nominate for election to the Board of Directors a total of three individuals designated by Hampshire. Benjamin P. Giess, Carlos D. De Mattos and Sam Yau were designated by Hampshire.


         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's Common Stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten-percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, all such reports required pursuant to Section 16(a) by the Company's officers, directors and greater than ten-percent (10%) beneficial owners were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

The following table sets forth for each of the Company's executive officers earning in excess of $100,000 during the year ended December 31, 1999, compensation allocated or paid on or before April 1, 2000, for services in all capacities with the Company and its subsidiaries during the year ended December 31, 1999.


                                                   Annual Compensation                    All Other Compensation
                                        ---------------------------------------------     ----------------------

                                                                                                Securities
        Name and                                                       Other Annual             Underlying
   Principal Position         Year*     Salary($)      Bonus($)      Compensation ($)         Options/(#)(1)
   ------------------         -----     ---------      --------      ----------------         --------------

Douglas J. Tullio             1999       336,667        90,000             **                    100,000
President, CEO and            1998*      290,001       110,000             **                    436,237
Chairman of the Board of      FY98       267,310       100,000             **                    100,000
Directors


Jeffrey J. Dunnigan (2)       1999       137,852           --              **                        --
Vice President Finance        1998*      122,091        39,600             **                     75,000
and CFO and Secretary         FY98


John F. Glade (3)             1999       131,171           --              **                        --
Vice President,               1998*      120,016        15,000             **                     20,000
Engineering and               FY98       120,016         5,000             **                        --
Manufacturing,


Dennis E. Michael             1999       122,674        22,000             **                     20,000
Vice President of             1998*       99,532        31,500             **                     30,000
Marketing                     FY98        92,092        20,000             **                     50,000



John T. DeVito (4)            1999       120,000        58,428             **                     20,000
President, Professional       1998*
Services                      FY98


-------------
* Historically the Company's fiscal year ended in February. In December 1998, the Company adopted a calendar fiscal year. Information for 1998 reflects the period from January 1, 1998, through December 31, 1998 and includes the Transition Period from February 23, 1998, to December 31, 1998. Information for FY 1998 reflects the Company's prior fiscal year period from February 24, 1997 to February 22, 1998.

** Aggregate amount does not exceed 10% of the total of annual salary and bonus reported for the named executive officer.

(1) All options were granted under the 1993 Alpha Microsystems Employee Stock Option Plan and the 1998 Stock Option and Awards Plan.

(2) Mr. Dunnigan resigned as Vice President, Chief Financial Officer, effective November 12, 1999. Mr. Dunnigan's employment with the Company did not commence until late in fiscal 1998, and his total compensation in fiscal 1998 was less than $100,000.

(3) Mr. Glade resigned as Vice President, Engineering and Manufacturing, on January 31, 2000, concurrent with the sale to R.E. Mahmarian Enterprises, LLC.

(4) Mr. DeVito's employment with the Company did not commence until late in fiscal 1998, and his total compensation in fiscal 1998 was less than $100,000.

         STOCK OPTION GRANTS

The following table provides information on stock options granted under the 1998 Alpha Microsystems Employee Stock Option Plan to the executive officers named in the Summary Compensation Table.

              OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1999 (1)


                                                                     INDIVIDUAL GRANTS            POTENTIAL REALIZABLE
                                                                     -----------------              VALUE AT ASSUMED
                                         PERCENT OF TOTAL                                        ANNUAL RATES OF STOCK
                                           OPTIONS/SARS                                          PRICE APPRECIATION FOR
                      NUMBER OF             GRANTED TO                                                OPTION TERM
                      SECURITIES           EMPLOYEES IN                   MARKET                  ------------------
                      UNDERLYING            YEAR ENDED     EXERCISE OF   PRICE ON
                      OPTIONS/SARS         DECEMBER 31,     BASE PRICE    DATE OF   EXPIRATION
NAME                  GRANTED (#)             1999            ($/SH)       GRANT        DATE      5% ($)     10% ($)
----                  -----------          ------------       ------       -----        ----      ------     -------
Douglas J. Tullio
Chairman, President      50,000                 10%           $5.6875     $5.6875     2/22/2009   $179,000   $453,000
and CEO                                                                              `

Jeffrey J. Dunnigan      50,000                 10%           $5.6875     $5.6875     2/22/2009   $179,000   $453,000

John F. Glade            20,000                  4%           $5.6875     $5.6875     2/22/2009   $ 71,600   $181,200

Dennis E. Michael        30,000                  6%           $5.6875     $5.6875     2/22/2009   $107,400   $271,800

John T. DeVito           40,000                  8%           $5.6875     $5.6875     2/22/2009   $143,200   $362,400

(1) All options were granted under the 1998 Stock Option and Award Plan. All options granted become exercisable as follows: 25% on each anniversary date of the grant beginning February 23, 2000. In the event that the employment of optionee shall be terminated, otherwise than by reason of death or permanent disability or misconduct, the option and all rights terminate three months from the date of termination of employment.

         YEAR-END VALUES OF OUTSTANDING STOCK OPTIONS

The following table provides information with respect to the executive officers named in the Summary Compensation Table concerning unexercised stock options held as of the end of the Company's year ended December 31, 1999.


                   YEAR ENDED DECEMBER 31, 1999 OPTION/VALUES

                                                         NUMBER OF SECURITIES
                           NUMBER OF                    UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                             SHARES                           OPTIONS AT                IN-THE-MONEY OPTIONS AT
                            ACQUIRED                     DECEMBER 31, 1999(#)            DECEMBER 31, 1999($)
                          ON EXERCISE      VALUE      ---------------------------     ----------------------------
NAME                          (#)       REALIZED ($)  EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
------------------        ---------     ------------  ------------- -------------     -----------    -------------
Douglas J. Tullio              --            --        540,998        190,239         $1,287,776       $389,725
Jeffrey J. Dunnigan          31,250       $96,694           --             --                 --             --
John F. Glade                  --            --         27,500         20,000         $   64,766             --
Dennis E. Michael              --            --         62,500         67,500         $  172,344       $116,719
John T. DeVito                 --            --         25,000        115,000         $   48,438       $145,313

         COMPENSATION OF DIRECTORS

Directors who are employees of the Company do not receive additional compensation for acting as a member of the Board of Directors or any committee thereof. Outside directors do not receive cash compensation for acting as a member of the Board of Directors or any committee thereof; however, each outside director has agreed to accept his director fees in the form of stock options pursuant to nonemployee director provisions under the 1998 Stock Option and Awards Plan. In addition, directors are reimbursed for their reasonable travel expenses incurred for attendance at such meetings.

         EMPLOYMENT AGREEMENTS AND GUARANTEED SEVERANCE PAYMENTS

The Company entered into an Amended and Restated Employment Agreement effective September 1, 1998 with Mr. Tullio as a condition to the Initial Closing of the ING Securities Purchase Agreement dated August 7, 1998. Such employment agreement is for a term of four years and establishes an annual base salary for Mr. Tullio of $300,000, to be adjusted on each anniversary date to be an amount greater than the average salary but less than the maximum salary for chief executive officers of comparable companies. Additionally, the agreement provides that Mr. Tullio shall be considered for a bonus at the end of each fiscal year in the form of cash, stock options, stock grants or other non-cash compensation of up to 40% of his base salary based upon performance and in the sole discretion of the Board. Pursuant to such employment agreement, if Mr. Tullio's agreement terminates prior to the end of the term as a result of his death or disability, he or his estate shall be entitled to continuing payment of his base salary then in effect for 365 days following his termination, or through the last day of the term of the agreement if earlier. Further, if the Company terminates Mr. Tullio's employment other than for cause, he shall be entitled to receive an amount equal to his base salary for the immediately preceding fiscal year plus the average of his bonus compensation over the Company's two immediately preceding fiscal years. If Mr. Tullio's employment terminates, voluntarily or involuntarily, as a result of a "change in control" of the Company during the term of his employment, he shall be entitled to a lump sum severance payment equal to his base salary for the Company's immediately preceding eighteen months plus the average of his bonus compensation over the Company's two immediately preceding fiscal years, and to the extent not prohibited by the terms of the applicable plan and applicable law, all of his stock options shall become fully vested and be exercisable on a cashless exercise basis. The term "change in control" means any of the following: (a) merger or consolidation of the Company; (b) sale of all or substantially all of the assets of the Company; or (c) sale of more than 50% of the outstanding Common Stock of the Company by any person or persons. In the event of Mr. Tullio's termination, under certain circumstances the Company is also obligated to continue to provide medical and dental benefits for periods ranging from twelve to 18 months.

The Company has also entered into an Employment Agreement effective September 1, 1998 with Mr. DeVito. Such employment agreement is for a term of four years and establishes an annual base salary for Mr. DeVito of $120,000, to be adjusted on each anniversary date to be an amount greater than the average salary but less than the maximum salary for vice presidents of professional service groups of comparable companies. Additionally, the agreement provides that Mr. DeVito shall be considered for a bonus at the end of each fiscal year in the form of cash, stock options, stock grants or other non-cash compensation of up to 6% of the net operating profit of the Professional Services division, which shall in no case exceed 100% of his base salary, and shall be based on the performance of the Professional Services division and determined in the sole discretion of the Board. Pursuant to such employment agreement, if Mr. DeVito's agreement terminates prior to the end of the term as a result of his death or disability, he or his estate shall be entitled to continuing payment of his base salary then in effect for 365 days following his termination, or through the last day of the term of the agreement if earlier. Further, if the Company terminates Mr. DeVito's employment other than for cause, he shall be entitled to receive an amount equal to his base salary for the immediately preceding fiscal year plus the average of his bonus compensation over the Company's two immediately preceding fiscal years. If Mr. DeVito's employment terminates, voluntarily or involuntarily, as a result of a "change in control" of the Company during the term of his employment, he shall be entitled to monthly severance payments for twelve (12) months following the effective date of such termination equal to his base salary for the Company's immediately preceding fiscal year plus the average of his bonus compensation over the Company's two immediately preceding fiscal years, and to the extent not prohibited by the terms of the applicable plan and applicable law, all of his stock options shall become fully vested and be exercisable on a cashless exercise basis. The term "change in control" means any of the following: (a) merger or consolidation of the Company; (b) sale of all or substantially all of the assets of the Company; or (c) sale of more than 50% of the outstanding Common Stock of the Company by any person or persons.

The Company has also entered into an Employment Agreement effective November 26, 1999 with Mr. Riiska. The agreement is not for any specified term as either party may terminate the employment relationship at any time in accordance with the terms of the agreement. Such employment agreement establishes an annual base salary for Mr. Riiska of $160,004, to be adjusted from time to time in the discretion of the Board. Additionally, the agreement provides that Mr. Riiska shall be considered for a bonus at the end of each fiscal year of up to 30% of his base salary based upon performance of the Company and in the sole discretion of the Board. Pursuant to such employment agreement, under certain circumstances, if Mr. Riiska is terminated, voluntarily or involuntarily, as a result of a "change in control" of the Company during the term of his employment, he shall be entitled to monthly severance payments for twelve (12) months following the effective date of such termination equal to his base salary for the Company's immediately preceding fiscal year, and to the extent not prohibited by the terms of the applicable plan and applicable law, all of his stock options shall become fully vested. The term "change in control" means any of the following: (a) merger or consolidation of the Company; (b) sale of all or substantially all of the assets of the Company; or (c) sale of more than 50% of the outstanding Common Stock of the Company by any person or persons. The severance payments are based upon the base salary paid to Mr. Riiska during the previous fiscal year (excluding any non-cash compensation).

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

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation Committee for the year ended December 31 1999, was composed of Messrs. Mahmarian, Reynolds, Giess and De Mattos. Mr. Mahmarian serves as Chairman of the Compensation Committee.

ITEM 12.   SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table contains certain information as of April 24, 2000, as to each director, each individual included in the Summary Compensation Table, all officers and directors as a group and each person who, to the knowledge of the Company, was the beneficial owner of 5% or more of the outstanding shares of Common Stock. Persons named in the following table have sole voting and investment powers with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable, and other information contained in the footnotes to the table. Information with respect to beneficial ownership is based on the Company's Common Stock records and data supplied to the Company by its shareholders.

                                                                        Amount and Nature of           Percent
Title of Class                Name of Beneficial Owner                  Beneficial Ownership(1)        of Class
--------------                ------------------------                  -----------------------        --------
Voting Preferred Stock        Hampshire Equity Partners II, L.P.                    1 (2)                100.0
Common Stock                  Hampshire Equity Partners II, L.P.           10,059,674 (2)                 43.4
Common Stock                  Carlos D. De Mattos                              95,028                      *
Common Stock                  John T. DeVito                                   41,819                      *
Common Stock                  Jeffrey J. Dunnigan                              15,086                      *
Common Stock                  Benjamin P. Giess                            10,059,674 (2) (3)             43.4
Common Stock                  John F. Glade                                   204,200 (4)                  1.4
Common Stock                  Rockell N. Hankin                               178,875                      1.3
Common Stock                  Richard E. Mahmarian                            210,375                      1.5
Common Stock                  Dennis E. Michael                                71,759                      *
Common Stock                  Clarke E. Reynolds                              194,875                      1.4
Common Stock                  Douglas J. Tullio                               660,106                      4.5
Common Stock                  Sam Yau                                          87,272                      *
Common Stock                  All directors and officers as a group        11,599,783                     45.1
                              (10 persons)(5)

* Does not exceed 1% of the outstanding shares of the voting securities of the Company.

(1) Includes shares issuable upon exercise of options and warrants which are presently exercisable or will become exercisable on or before June 23, 2000, in the following amounts: Hampshire Equity Partners II, L.P.:
         9,064,274; De Mattos: 91,428; DeVito: 35,000; Dunnigan: 5,000,
         Giess(3): 9,064,274, Hankin: 134,542; Mahmarian: 142,042; Michael,
         70,000; Reynolds: 132,042; Tullio: 593,737; Yau: 87,272; and by all
         officers and directors as a group: 10,350,337.

(2) Hampshire Equity Partners II, L.P.'s (formerly known as ING Equity Partners II, L.P). ownership of one (1) share of Voting Preferred Stock entitles it to cast votes equivalent to the number of shares it has the right to acquire pursuant to outstanding warrants which as of June 14, 2000 is 8,816,446 shares of Common Stock. Additionally, ING owns 2,500 shares of Class A1 Preferred Stock, 5,500 shares of Class A2 Preferred Stock, 7,000 shares of Class B1 Preferred Stock, 5,000 shares of Class C1 Preferred Stock, and 391 shares of Class E Preferred Stock. The address of Hampshire Equity Partners II, L.P. is 520 Madison Avenue, New York, New York 10022-4213.

(3) Mr. Giess disclaims beneficial ownership of the shares which are held by Hampshire Equity Partners II, L.P. and described in footnote (2) as well as shares for which he has been granted options as a director. Mr. Giess is prohibited from realizing any direct benefit from the option shares and holds the option shares for the benefit of Hampshire Equity Partners II, L.P. Mr. Giess is an executive officer of Lexington Equity Partners II, Inc., which is the general partner of Lexington Equity Partners II, L.P., the general partner of Hampshire Equity Partners II, L.P.; however, the Company has been advised that Mr. Giess does not exercise sole or shared voting or dispositive power with respect to the share of Voting Preferred Stock, the Preferred Stock or the outstanding warrants held by Hampshire Equity Partners II, L.P. described in footnote (2).

(4) Includes 156,200 shares held in a revocable trust of which Mr. Glade and his wife, Alana L. Glade, are sole trustees. Mr. and Mrs. Glade, acting jointly, have the power to vote and dispose of such shares.

(5) Does not include shares held by Mr. Glad or Mr. Dunnigan, who are no longer officers of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective on January 31, 2000, the Company sold substantially all of the assets associated with the Company's managed services division and the computer hardware manufacturing division to R.E. Mahmarian Enterprises, LLC, which is owned by Richard E. Mahmarian, a current member of the Company's Board of Directors, for consideration of approximately $3.2 million, consisting primarily of liabilities that were assumed by R.E. Mahmarian Enterprises, LLC. The Company also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by R.E. Mahmarian Enterprises, LLC upon the occurrence of certain liquidity events. The financial terms of this transaction were negotiated by management of the Company and R.E. Mahmarian Enterprises, LLC, and the sale of the managed services division and the computer hardware manufacturing division to R.E. Mahmarian Enterprises, LLC was approved by a special committee of the Board of Directors. In addition, the Company received an opinion from its investment bankers that the consideration received in the transaction was fair from a financial point of view. The assets sold included certain accounts receivable, prepaid expenses, other current and non-current assets, inventories, fixed assets, information technology service contracts and capitalized software development costs. The Company also agreed to (1) grant R.E. Mahmarian Enterprises, LLC the right to use the name "Alpha Microsystems" and associated logos, marks and trade dress, (2) transfer the rights to the trade names, logos and trademarks associated with divisions that were sold, and
(3) enter into a five-year license agreement providing the right to internally use the Company's NQL Solutions technology. Additionally, the Company agreed to sublease a portion of its Santa Ana, California facility to R.E. Mahmarian Enterprises, LLC at the same rent as is paid by the Company.

On March 15, 2000, the Company and R.E. Mahmarian Enterprises, LLC entered into a second amendment to the original asset purchase agreement whereby R.E. Mahmarian Enterprises, LLC assumed the remaining outstanding accounts payable of the managed services division and the computer hardware manufacturing division and has agreed to pay the Company $500,000 in cash in exchange for the remaining accounts receivable of the managed services division and the computer hardware manufacturing division purchased earlier from the Company. The terms were negotiated by management of the Company and approved by the Board of Directors.

In March of 2000, the Company privately placed 2,342,000 shares of its restricted Common Stock for a total placement of $14,637,500. The private placement was led by Hampshire Equity Partners II, L.P., whose investment represented approximately $6,221,000 of the total placement amount. Hampshire Equity Partners II, L.P. has been the beneficial owner of five percent (5%) or more of the Company's voting securities since August 7, 1998. The Common Stock was priced at $6.25 per share, which represented an 11% discount from the preceding 30-day average closing price of the Common Stock, calculated on March 18, 2000, when the Company signed the engagement letter for the private placement. The terms were negotiated by management of the Company and approved by the Board. The Company intends to file a registration statement in connection with these shares.

Effective November 18, 1999, Hampshire Equity Partners II. L.P. purchased an additional $5.0 million of exchangeable redeemable preferred stock. The investment constituted the third tranche of an agreement originally announced in August 1998, which was amended to permit the proceeds to be used to (i) repay a $2.5 million outstanding balance under the Company's revolving line of credit facility, (ii) provide $500,000 to fund the separation of the Company's internet software business from its IT services business; and (iii) permit an additional $1.9 million to be used as working capital.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    April 28,2000                 ALPHA MICROSYSTEMS

                                       By:  /s/  DOUGLAS J. TULLIO
                                            ------------------------------------
                                            Douglas J. Tullio
                                            President, Chief Executive Officer