Form 10-Q
period 2000-03-31
ALPHA MICROSYSTEMS
filed 2000-05-15
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000 Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 0-10558

                               ALPHA MICROSYSTEMS
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                              95-3108178
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

Yes [X]     No [ ]

As of May 5, 2000, there were 14,138,129 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------

PART I--FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets at March 31,
                  2000 (Unaudited) and December 31, 1999                    3

                  Condensed Consolidated Statements of Operations
                  (Unaudited) for the Three Months Ended March 31,
                  2000 and 1999                                             4

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Three Months Ended March 31,
                  2000 and 1999                                             5

                  Notes to Condensed Consolidated Financial Statements      6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10

PART II--OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ALPHA MICROSYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 March 31, 2000   December 31, 1999
                                                                                   (Unaudited)
                                                                                 --------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  2,674         $  1,160
   Marketable securities                                                               6,970               --
   Stock subscription receivable                                                       3,838               --
   Accounts receivable, net of allowance for doubtful accounts
     of $62 and $40 at March 31, 2000 and December 31, 1999, respectively              2,329            3,391
   Prepaid expenses and other current assets                                             330              221
   Net assets held for sale to R.E. Mahmarian Enterprises                                250              500
                                                                                    --------         --------
     Total current assets                                                             16,391            5,272

Property and equipment, net of accumulated depreciation of $544
     at March 31, 2000 and $385 at December 31, 1999                                   2,286            2,025
Intangibles, net                                                                       8,475            8,543
Other assets                                                                             493              469
                                                                                    --------         --------
     Total assets                                                                   $ 27,645         $ 16,309
                                                                                    ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                                  $     --         $    688
   Accounts payable                                                                    1,485         $  1,615
   Accrued compensation                                                                  568              444
   Other accrued liabilities                                                           1,590            1,189
   Deferred revenue                                                                      794            1,013
                                                                                    --------         --------
     Total current liabilities                                                         4,437            4,949

Other long-term liabilities                                                              274              274
Deferred gain on sale of Businesses to R.E. Mahmarian Enterprises                      1,719            2,726

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 issued and
   outstanding at March 31, 2000 and December 31, 1999;
   liquidation value $2,578 at March 31, 2000                                          2,203            2,190

Other shareholders' equity:
   Exchangeable redeemable preferred stock, no par value; 5,000,000 shares authorized; 17,891 issued and outstanding at March 31, 2000 and
     December 31, 1999; liquidation value $18,450 at March 31, 2000                   15,498           15,395
   Common stock, no par value; 40,000,000 shares authorized;
     14,112,129 and 11,678,025 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively                               46,643           32,914
   Warrants                                                                            2,655            2,655
   Accumulated deficit                                                               (45,823)         (44,832)
   Accumulated other comprehensive income                                                 39               38
                                                                                    --------         --------
     Total other shareholders' equity                                                 19,012            6,170
                                                                                    --------         --------

     Total liabilities and shareholders' equity                                     $ 27,645         $ 16,309
                                                                                    ========         ========


See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended
                                                 -------------------------------
                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------
Net sales:
  IT Services                                       $  4,357         $  8,391
  Product                                                262            1,214
                                                    --------         --------
     Total net sales                                   4,619            9,605
                                                    --------         --------
Cost of sales:
  IT Services                                          3,361            6,356
  Product                                                256              888
                                                    --------         --------
     Total cost of sales                               3,617            7,244
                                                    --------         --------
Gross margin                                           1,002            2,361

Operating expenses:
  Selling, general and administrative                  1,939            2,861
  Engineering, research and development                  171              321
                                                    --------         --------
     Total operating expenses                          2,110            3,182
                                                    --------         --------

Loss from operations                                  (1,108)            (821)

Other expense (income):
  Interest income                                         (7)             (40)
  Interest expense                                        20               27
  Gain on dispositions of businesses                    (884)              --
  Other expense (income), net                            (12)              11
                                                    --------         --------
     Total other expense (income)                       (883)              (2)
                                                    --------         --------

Loss before taxes                                       (225)            (819)
Income tax expense                                        13               --
                                                    --------         --------
Net loss                                                (238)            (819)
Accretion on redeemable preferred stock                 (116)             (44)
Dividends on redeemable preferred stock                 (637)            (338)
                                                    --------         --------
Net loss attributable to common shareholders        $   (991)        $ (1,201)
                                                    ========         ========

Basic and diluted net loss per share                $  (0.08)        $  (0.10)
                                                    ========         ========
Number of shares used in computing
  basic and diluted per share amounts                 11,787           11,549
                                                    ========         ========

See accompanying notes.

                               ALPHA MICROSYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Three Months Ended
                                                                    --------------------------------
                                                                    March 31, 2000   March 31, 1999
                                                                    --------------   ---------------
Cash flows from operating activities:
     Net loss                                                         $   (238)        $  (819)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Gain on sale of businesses, net                                (884)             --
           Depreciation and amortization                                   345             420
           Provision for losses on accounts receivable                      22             (23)
           Other changes in operating assets and liabilities,
             net of effects of acquisitions and disposals:
                 Accounts receivable                                       976            (598)
                 Prepaid expenses and other current assets                 (61)            (19)
                 Accounts payable and accrued liabilities                 (358)           (692)
                 Accrued compensation                                      125            (137)
                 Deferred revenue                                         (220)            214
                 Other, net                                                (61)             31
                                                                      --------         -------
           Net cash used in operating activities                          (354)         (1,623)
                                                                      --------         -------
Cash flows from investing activities:
     Investment in marketable securities                                (6,970)             --
     Purchases of equipment                                               (453)           (507)
     Sale of Businesses                                                    250              --
     Capitalization of software development costs                          (61)            (64)
     Acquisition of IT Services assets                                      --            (196)
     Other, net                                                             (1)            (12)
                                                                      --------         -------
           Net cash used in investing activities                        (7,235)           (779)
                                                                      --------         -------
 Cash flows from financing activities:
     Issuance of common stock, net                                       9,861           1,052
     Principal repayments on debt                                         (734)           (108)
     Payment of preferred stock dividends                                   --            (306)
     Other, net                                                            (24)            (16)
                                                                      --------         -------
           Net cash provided by financing activities                     9,103             622
Effect of exchange rate changes on cash and cash equivalents                --               2
                                                                      --------         -------
(Decrease) increase in cash and cash equivalents                         1,514          (1,778)
Cash and cash equivalents at beginning of period                         1,160           4,930
                                                                      --------         -------
Cash and cash equivalents at end of period                            $  2,674         $ 3,152
                                                                      ========         =======

See accompanying notes.

                               ALPHA MICROSYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM ACCOUNTING POLICY

In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2000, and the consolidated results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any future period.

The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended March 31, 2000 and 1999, total comprehensive loss amounted to $237,000 and $812,000, respectively.

MARKETABLE SECURITIES

Marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Income.

LINE OF CREDIT

As of December 31, 1999, the Company had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of the Company's assets. On March 28, 2000, the Company terminated the revolving line of credit and, on March 31, 2000, the Company repaid in full the loan designated for acquisitions. The Company is currently in negotiations with another bank to obtain a new revolving line of credit with terms which the Company anticipates will be more favorable than those contained in the recently terminated facility. There is no assurance that the Company will obtain this new revolving line of credit or that the terms will, in fact, be more favorable than those contained in the recently terminated facility.

PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore we will adopt the new requirements effective with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a significant impact on our results of operations, financial position or cash flow.

2. DIVESTITURES

On January 31, 2000, the Company completed the sale of substantially all of its assets associated with its Alpha Micro Services Division ("AMSO") and its Alpha Micro Operating System ("AMOS") computer hardware manufacturing division (collectively the "Businesses") to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises") for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by R.E. Mahmarian Enterprises. The Company also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by R.E. Mahmarian Enterprises upon the occurrence of certain liquidity events, as defined, following R.E. Mahmarian Enterprises' acquisition of the Businesses. R.E. Mahmarian Enterprises is owned by Richard E. Mahmarian, a current member of the Company's Board of Directors.

Assets of the Businesses initially sold to R.E. Mahmarian Enterprises include certain accounts receivable, prepaid expenses, other current and non-current assets, inventories, fixed assets, information technology service contracts and capitalized software development costs. The Company has (i) granted R.E. Mahmarian Enterprises the right to use the name "Alpha Microsystems" and associated logos, marks and trade dress, (ii) transferred the rights to the trade names, logos and trademarks associated with the Businesses that were sold, and (iii) entered into a five year license agreement providing R.E. Mahmarian Enterprises the right to use the Company's NQL Solutions technology for R.E. Mahmarian Enterprises' internal use in continuing operations of the Businesses. Additionally, the Company has agreed to sublease to R.E. Mahmarian Enterprises the portion of the Santa Ana, California facility presently occupied by the Businesses at amounts equal to cost.

This sale indicates the assets sold to R.E. Mahmarian Enterprises were impaired and, accordingly, as of December 31, 1999, the Company recognized a loss on the sale of $6,728,000 and reclassified $2,726,000, representing deferred revenue at December 31, 1999 related to contractual service obligations assumed by R.E. Mahmarian Enterprises for which performance continues to be guaranteed by the Company, to deferred gain on sale of Businesses to R.E. Mahmarian Enterprises. As of March 31, 2000, the deferred gain had been reduced to $1,719,000 due to the operations of R.E.
Mahmarian Enterprises.

On March 15, 2000, the Company entered into another agreement whereby R.E. Mahmarian Enterprises, in exchange for $500,000 cash (recorded as net assets held for sale to R.E. Mahmarian Enterprises as of December 31, 1999) and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. $250,000 of the $500,000 cash payment was received on March 20, 2000 while the $250,000 balance is due in full by May 20, 2000.

The results from operations during the quarter ended March 31, 2000, include a net loss of $301,000 or $0.03 per share on $1,563,000 of revenue related to the Businesses. The results from operations during the quarter ended March 31, 1999 include a net loss of $530,000 or $0.05 per share on $5,008,000 of revenue related to the Businesses.

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. The results from operations during the quarter ended March 31, 1999, include a net loss of $172,000 or $0.01 per share on $560,000 of revenue related to the telephone installation business.

3. PRIVATE PLACEMENT OF COMMON STOCK

On March 30, 2000, the Company completed a private placement of 2,342,000 shares of common stock which were sold at $6.25 per share, generating gross proceeds to the Company of $14,637,500 with net proceeds of approximately $13,500,000. Approximately $3,838,000 of the net proceeds were received in early April 2000 and are recorded as stock subscription receivable as of March 31, 2000. Hampshire Equity Partners II, L.P. , the Company's preferred stockholder, purchased 995,400 of the shares of the Company's common stock issued in the private placement. The Company intends to use the net proceeds from this offering for marketing and further product enhancement in our NQL Solutions technology division and for general corporate purposes.

4. CONTINGENCIES

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

5. INDUSTRY SEGMENT INFORMATION

The Company operates in two business segments: (i) the servicing of computer systems, networks and related products; and (2) the manufacture and sale of computer systems, software and related products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, marketable securities, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the product segment.

Selected financial information for the Company's reportable segments for the three months ended March 31, 2000 and 1999 follows:

                                                                        Corporate
(In thousands)                         IT Services       Product        Expenses      Consolidated
                                       -----------       -------        ---------     ------------
THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers         $ 4,357(1)      $ 262(1)        $  --          $ 4,619
Segment income (loss)                       (245)(1)      (277)(1)         284(2)          (238)
THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers         $ 8,391         $ 1,214         $  --          $ 9,605
Segment loss                                   1            (221)         (599)            (819)

(1) In January 2000, the Company closed the sale of a significant portion of the Company's operations to R.E. Mahmarian Enterprises.

(2)  Includes $884 gain from the sale of Businesses to R.E. Mahmarian
     Enterprises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements which involve risks and uncertainties, and our actual results may differ from our expectations. These forward looking statements include (i) the Company's ability to use the net proceeds from the private placement offering for marketing, for further product enhancement and for general corporate purposes;
(ii) the Company's ability to increase information technology services revenue in the last six months of 2000; (iii) the market acceptance of our products, including, but not limited to, our Network Query Language based Internet and intranet technology, and our information technology services; (iv) the Company's ability to obtain a new revolving line of credit; (v) the continued development of our technical, manufacturing, sales, marketing and management capabilities;
(vi) the Company's ability to achieve future positive cash flows from its information technology professional services division; (vii) the discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance; and (viii) any future performance, achievements, or industry results expressed or implied by such forward-looking statements.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The forward-looking statements are dependent on a number of factors, including (i) the economic and competitive environment of the computer maintenance and information technology ("IT") support services industry in general, and in the Company's specific market areas, (ii) the Company's ability to identify acquisition candidates, (iii) the Company's ability to successfully integrate acquired operations with its existing operations, (iv) the Company's ability to develop, produce, and market products and services that incorporate new technology, that are priced competitively, and achieve significant market acceptance, (v) whether the Company's products and IT Services will be commercially successful or sufficiently technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (vi) changes in the cost of IT Services, (vii) the Company's ability to deliver commercial quantities of new products in a timely manner,
(viii) changes in the Company's operating strategy and capital expenditure plans, (ix) the Company's ability to manage its expenses commensurate to its revenues, (x) the ability of the Company to maintain required covenants under future credit facilities, and (xi) other factors. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking information included herein. The inclusion of such information should not be regarded as a representation by the Company, or any other person that the objectives or plans of the Company will be achieved.

GENERAL

After the sale of our historical principal business lines as described below, we now focus exclusively on our two remaining operating divisions - our NQL Solutions technology division, which focuses on Internet products and services based on our Network Query Language, and our information technology professional services division, which was acquired on September 1, 1998 and provides management and consulting services, as well as network design, installation and maintenance. Our NQL technology is also known by the name AlphaCONNECT.

NQL Solutions Technology Division

The NQL Solutions technology division serves the growing needs of e-commerce businesses and other commercial Internet users for improved bot and intelligent agent technologies. This division created and developed Network Query

Language(TM) (NQL(TM)), a proprietary scripting programming language that streamlines the development of intelligent agents, bots and Web applications. NQL can also be used to convert data on the Web into desired formats for other databases and documents. Currently, we believe NQL is the only programming language designed exclusively for the development of bots and intelligent agents. NQL provides an efficient development environment for bots, intelligent agents and Web applications in much the same way as Structured Query Language ("SQL") provided a common development environment for database applications. As a result, the NQL technology delivers substantial added value to information management, one of the most critical needs on the Internet.

We license the NQL technology to businesses so they can quickly create and use their own bots and intelligent agents in real time. The current target market for NQL based bot and intelligent agent technology includes Internet integrators, information technology departments of Fortune 1000 and other large companies, Internet communities and marketplaces (portals and vortals), and independent software vendors. These businesses use NQL technology to quickly create their own intelligent agents to search the Web for specific information and then gather and organize that information for internal or external use.

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

Sale of Our Historic Principal Lines of Business

On January 31, 2000, we completed the sale of substantially all of our assets associated with our Alpha Micro Services Division ("AMSO") and our Alpha Micro Operating System ("AMOS") computer hardware manufacturing division (collectively the "Businesses") to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises") for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by R.E. Mahmarian Enterprises. We also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by R.E. Mahmarian Enterprises upon the occurrence of certain liquidity events, as defined, following R.E. Mahmarian Enterprises' acquisition of the Businesses. R.E. Mahmarian Enterprises is owned by Richard E. Mahmarian, a current member of the Company's Board of Directors.

On March 15, 2000, we entered into another agreement whereby R.E. Mahmarian Enterprises, in exchange for $500,000 cash (recorded as net assets held for sale to R.E. Mahmarian Enterprises as of December 31, 1999) and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. The results from operations during the quarter ended March 31, 2000, include a net loss of $301,000 or $0.03 per share on $1,563,000 of revenue related to the Businesses. The results from operations during the quarter ended March 31, 1999 include a net loss of $530,000 or $0.05 per share on $5,008,000 of revenue related to the Businesses.

EBITDA

We had earnings before interest, taxes, depreciation and amortization ("EBITDA") of $133,000 (including a negative EBITDA of $267,000 from the managed services division and a gain on sale of Businesses of $884,000) during the quarter ended March 31, 2000 compared to a negative EBITDA of $415,000 (including a negative EBITDA of $548,000 from the managed services division and the telephone installation business) during the same period of the prior year.

RESULTS OF OPERATIONS

Net Sales

Our total net sales decreased $4,986,000, or 51.9 percent, to $4,619,000 for the three-month period ended March 31, 2000 from $9,605,000 for the three-month period ended March 31, 1999. The decrease in total net sales is primarily due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions and the April 1, 1999 sale of our telephone installation business.

Information Technology Services Revenue

Our information technology service revenue decreased $4,034,000, or 48.1 percent, to $4,357,000 during the three-month period from $8,391,000 for the respective prior period. The revenue decrease includes $3,024,000 attributable to the sales of our managed services division on January 31, 2000 and our telephone installation business on April 1, 1999. The balance of the revenue decrease of $1,010,000 occurred at DCi, our information technology services division, due to delays in technology services and projects resulting mainly from customer concerns over Y2K problems. We expect that information technology services revenue will increase in the last six months of 2000.

Product Sales

Our total product revenues during the comparable three-month periods decreased $952,000, or 78.4 percent, to $262,000 from $1,214,000. The decline is due to the January 31, 2000 sale of our computer hardware manufacturing division. No assurances can be made as to future product sales as our NQL Solutions products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our NQL based products and services will attain.

Gross Margin

Our total gross margin for the first three months of 2000 decreased to 21.7 percent compared to 24.6 percent during the same period last year.

Information Technology Services Gross Margin

Our information technology services gross margin decreased to 22.9 percent for the three-month period ended March 31, 2000 from 24.3 percent during the same period in the prior year. The current period was negatively affected by the decrease in professional on-site services revenues at DCi due to delays in technology services and projects resulting from customer concerns over Y2K problems. Partially off-setting this decrease in gross margin, the current period was positively affected by the sale of the telephone installation business, which had a negative gross margin in the three months ended March 31, 1999.

Product Gross Margin

Our product gross margin during the three-month period decreased to 2.3 percent compared to 26.8 percent for the comparable prior year period primarily due to negative gross margin realized by our computer hardware manufacturing division prior to its sale on January 31, 2000.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $922,000 to $1,939,000 for the three-month period ended March 31, 2000 compared to $2,861,000 for the three-month period ended March 31, 1999. The decrease in selling, general and administrative expenses is due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions, the April 1, 1999 sale of our telephone installation business, and reductions in selling expenses at DCi.

Research and Development Expenses

Our research and development expenses (which include engineering support and services) incurred for the three-month period ended March 31, 2000 decreased by $150,000 to $171,000 from $321,000 during the same period in the prior year. The decrease is due to the sale of our computer hardware manufacturing division. Research and development expenses are expected to increase in the future as we develop and introduce our new NQL products.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, the Company's working capital increased $11,631,000 from $323,000 at December 31, 1999 to $11,954,000 at March
31, 2000. This increase was primarily the result of the completion of a private placement of 2,342,000 shares of common stock sold at $6.25 per share generating net proceeds of approximately $13,500,000 offset by repayments of indebtedness of $734,000 and purchases of equipment of $453,000.

On March 30, 2000, we completed a private placement of 2,342,000 shares of common stock which were sold at $6.25 per share, generating gross proceeds to us of $14,637,500 with net proceeds of approximately $13,500,000. Approximately $3,838,000 of the net proceeds were received in early April 2000 and are included as stock subscription receivable on the balance sheet as of March 31, 2000. Hampshire Equity Partners II, L.P. , our preferred stockholder, purchased 995,400 of the shares of our common stock issued in the private placement.

As of December 31, 1999, we had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of our assets. On March 28, 2000, we terminated the revolving line of credit and, on March 31, 2000, we repaid in full the loan designated for acquisitions. We are currently in negotiations with another bank to obtain a new revolving line of credit with terms which we anticipate will be more favorable than those contained in the recently terminated facility. There is no assurance that we will obtain this new revolving line of credit or that the terms will, in fact, be more favorable than those contained in the recently terminated facility.

Our NQL Solutions based products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our NQL based products and services will attain. We expect to continue to incur significant costs (i) developing and introducing enhancements to our NQL Solutions based products and technologies, (ii) improving and expanding our information technology professional services and
(iii) expanding our sales and marketing activities. We expect this strategy to result in losses for our NQL Solutions technology division and the Company on a consolidated basis at least through the next five to seven quarters.

We believe that our current cash and marketable securities balances combined with cash expected to be generated by our information technology professional services division will provide sufficient resources to finance our working capital requirements through at least March 31, 2001. After that date, we may need to obtain additional capital, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond favorably to competitive pressures or unanticipated events.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      See Exhibit Index.

(b) A Current Report on Form 8-K was filed by the Company on January 14, 2000 regarding the sale of certain assets associated with its managed services and proprietary hardware business divisions to R.E. Mahmarian Enterprises, LLC.

         A Current Report on Form 8-K was filed by the Company on February 15, 2000 presenting the financial statements and pro forma financial information applicable to the sale of assets to R.E. Mahmarian Enterprises, LLC.

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

                                     ALPHA MICROSYSTEMS
                                     (Registrant)

Date: May 15, 2000                   By: /s/ Douglas J. Tullio
                                         ---------------------------------------
                                             Chairman, CEO and President


Date: May 15, 2000                   By: /s/ Robert O. Riiska
                                         ---------------------------------------
                                             Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Number            Description of Documents
------            ------------------------

 27               Financial Data Schedule