Form 10-Q
period 2000-06-30
ALPHA MICROSYSTEMS
filed 2000-08-14
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ___________________


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

       Registrant's telephone number, including area code: (714) 641-6500


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


As of August 4, 2000, there were 14,151,409 shares of the registrant's Common Stock outstanding.

                               ALPHA MICROSYSTEMS

                                TABLE OF CONTENTS

                                                                                 PAGE NUMBER
                                                                                 -----------
PART I --  FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets at June 30, 2000
                   (Unaudited) and December 31, 1999                                    3

                   Condensed Consolidated Statements of Operations (Unaudited)
                   for the Three and Six Months Ended June 30, 2000 and 1999            4

                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                   for the Six Months Ended June 30, 2000 and 1999                      5

                   Notes to Condensed Consolidated Financial Statements                 6

           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           10

PART II -- OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders                 15

           Item 6. Exhibits and Reports on Form 8-K                                    15

           SIGNATURES                                                                  16

           EXHIBIT INDEX                                                               17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ALPHA MICROSYSTEMS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  June 30,       December 31,
                                                                   1999             2000
                                                                 --------        ------------
                                                               (Unaudited)        (Note 1)
ASSETS

Current assets:
   Cash and cash equivalents                                     $ 10,811         $  1,160
   Accounts receivable, net of allowance for doubtful
     accounts of $62 and $40 at June 30, 2000 and
     December 31, 1999, respectively                                2,131            3,391
   Prepaid expenses and other current assets                          527              221
   Account Receivable from R.E. Mahmarian Enterprises
     (Net assets held for sale at December 31, 1999)                  230              500
                                                                 --------         --------
     Total current assets                                          13,699            5,272

Property and equipment, net of accumulated depreciation
  of $740 and $385 at June 30, 2000 and December 31,
  1999, respectively                                                2,663            2,025
Intangibles, net of accumulated amortization of $872
  and $612 at June 30, 2000 and December 31, 1999,
  respectively                                                      8,404            8,543
Other assets                                                          478              469
                                                                 --------         --------
     Total assets                                                $ 25,244         $ 16,309
                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank borrowings                                               $     --         $    688
   Accounts payable                                                 1,571            1,615
   Accrued compensation                                               240              444
   Other accrued liabilities                                        1,491            1,189
   Deferred revenue                                                   936            1,013
                                                                 --------         --------
     Total current liabilities                                      4,238            4,949

Other long-term liabilities                                           274              274
Deferred gain on sale of Businesses to R.E
  Mahmarian Enterprises                                             1,184            2,726

Commitments and contingencies

Redeemable preferred stock, no par value;
  2,501 issued and outstanding at June 30,
  2000 and December 31, 1999; liquidation
  value $2,578 at June 30, 2000                                     2,216            2,190

Other shareholders' equity:
  Exchangeable redeemable preferred stock, no
    par value; 5,000,000 shares authorized; 17,891
    issued and outstanding at June 30, 2000 and
    December 31, 1999; liquidation value $18,450
    at June 30, 2000                                               15,601           15,395
  Common stock, no par value; 40,000,000 shares
    authorized; 14,148,909 and 11,678,025 shares
    issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                                46,793           32,914
  Warrants                                                          2,655            2,655
  Accumulated deficit                                             (47,740)         (44,832)
  Accumulated other comprehensive income                               23               38
                                                                 --------         --------
    Total other shareholders' equity                               17,332            6,170
                                                                 --------         --------
    Total liabilities and shareholders' equity                   $ 25,244         $ 16,309
                                                                 ========         ========

See accompanying notes

                               ALPHA MICROSYSTEMS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                      Three Months Ended                  Six Months Ended
                                                   -------------------------         -------------------------
                                                   June 30,         June 30,         June 30,         June 30,
                                                     2000             1999             2000             1999
                                                   --------         --------         --------         --------
Net sales:
  IT Services                                      $  2,834         $  7,767         $  7,191         $ 16,158
  Product                                               123            1,291              385            2,505
                                                   --------         --------         --------         --------
    Total net sales                                   2,957            9,058            7,576           18,663
                                                   --------         --------         --------         --------
Cost of sales:
  IT Services                                         2,373            5,789            5,734           12,145
  Product                                                41              896              297            1,784
                                                   --------         --------         --------         --------
    Total cost of sales                               2,414            6,685            6,031           13,929
                                                   --------         --------         --------         --------
Gross margin                                            543            2,373            1,545            4,734

Operating expenses:
  Selling, general and administrative                 2,111            3,068            4,050            5,929
  Engineering, research and development                 203              303              374              624
                                                   --------         --------         --------         --------
    Total operating expenses                          2,314            3,371            4,424            6,553
                                                   --------         --------         --------         --------

Loss from operations                                 (1,771)            (998)          (2,879)          (1,819)

Other (income) expense:
  Interest income                                      (162)             (10)            (169)             (50)
  Interest expense                                        1               24               21               51
  Gain on dispositions of businesses                   (443)              --           (1,327)              --
  Other income, net                                      (6)            (225)             (18)            (214)
                                                   --------         --------         --------         --------
    Total other income                                 (610)            (211)          (1,493)            (213)
                                                   --------         --------         --------         --------

Loss before taxes                                    (1,161)            (787)          (1,386)          (1,606)
Income tax expense                                        2               --               15               --
                                                   --------         --------         --------         --------
Net loss                                             (1,163)            (787)          (1,401)          (1,606)
Accretion on redeemable preferred stock                (116)             (11)            (232)             (55)
Dividends on redeemable preferred stock                (638)            (337)          (1,275)            (675)
                                                   --------         --------         --------         --------
Net loss attributable to common shares             $ (1,917)        $ (1,135)        $ (2,908)        $ (2,336)
                                                   ========         ========         ========         ========

Basic and diluted net loss per common share        $  (0.14)        $  (0.10)        $  (0.22)        $  (0.20)
                                                   ========         ========         ========         ========
Number of shares used in computing
  basic and diluted per share amounts                14,142           11,602           12,964           11,576
                                                   ========         ========         ========         ========

See accompanying notes.

                               ALPHA MICROSYSTEMS

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          Six Months Ended
                                                                     -------------------------
                                                                      June 30,        June 30,
                                                                       2000             1999
                                                                     ---------        --------
Cash flows from operating activities:
     Net loss                                                        $ (1,401)        $(1,606)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Gain on sale of businesses, net                             (1,327)           (232)
           Depreciation and amortization                                  676             800
           Provision for losses on accounts receivable                     21             (35)
           Other changes in operating assets and liabilities,
             net of effects of acquisitions and disposals:
               Accounts receivable                                      1,126            (102)
               Prepaid expenses and other current assets                 (289)           (156)
               Accounts payable and accrued liabilities                  (537)           (313)
               Accrued compensation                                      (204)            (26)
               Deferred revenue                                           (77)            726
               Other, net                                                 (43)            (30)
                                                                     --------         -------
           Net cash used in operating activities                       (2,055)           (974)
                                                                     --------         -------

Cash flows from investing activities:
     Purchases of equipment                                            (1,030)         (1,888)
     Sale of Businesses                                                   270              --
     Capitalization of software development costs                        (163)           (155)
     Acquisition of IT Services assets                                     --            (196)
     Other, net                                                           (16)            (22)
                                                                     --------         -------
        Net cash used in investing activities                            (939)         (2,261)
                                                                     --------         -------

 Cash flows from financing activities:
     Issuance of common stock, net                                     13,849           1,174
     Principal repayments on debt                                        (737)           (175)
     Line of credit, net                                                   --           1,000
     Payment of preferred stock dividends                                (459)           (644)
     Other, net                                                            (7)             (7)
                                                                     --------         -------
          Net cash provided by financing activities                    12,646           1,348

Effect of exchange rate changes on cash and cash equivalents               (1)              5
                                                                     --------         -------

Increase (decrease) in cash and cash equivalents                        9,651          (1,882)
Cash and cash equivalents at beginning of period                        1,160           4,930
                                                                     --------         -------

Cash and cash equivalents at end of period                           $ 10,811         $ 3,048
                                                                     ========         =======

See accompanying notes.

                               ALPHA MICROSYSTEMS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM ACCOUNTING POLICY

In the opinion of management of Alpha Microsystems (the "Company" or "Alpha Micro"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2000, and the consolidated results of its operations for the three- and six-month periods ended June 30, 2000 and 1999, and its cash flows for the six-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period.

The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

REVENUE RECOGNITION

The Company recognizes revenue on its information technology service sales and post contract customer support on a straight-line basis over the contract period, recognizes revenue on its product sales on shipment, and recognizes software license revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Under the terms of SOP 97-2, where an arrangement to deliver software does not require significant production, modification or customization, the Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is probable. The Company's product revenues for the three-month period ended June 30, 2000 consist solely of Internet software license fees. Product revenues for the six-month period ended June 30, 2000 and the comparable three- and six-month periods in 1999 also include revenues derived from the computer hardware manufacturing division which was sold to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises") on January 31, 2000.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires foreign currency translation adjustments to be included in other comprehensive income. For the six months ended June 30, 2000 and 1999, total comprehensive loss amounted to $1,416,000 and $1,585,000, respectively.

LINE OF CREDIT

As of December 31, 1999, the Company had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of the Company's assets. On March 28, 2000, the Company terminated the revolving line of credit and, on March 31, 2000, the Company repaid in full the loan designated for acquisitions. The Company is currently evaluating various alternatives for funding its ongoing working capital requirements, which may include obtaining a new revolving line of credit. There is no assurance that the Company will obtain a new revolving line of credit.

PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore we will adopt the new requirements effective with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a significant impact on our results of operations, financial position or cash flows.

2.  DIVESTITURES

On January 31, 2000, the Company completed the sale of substantially all of its assets associated with its Alpha Micro Services Division ("AMSO") and its Alpha Micro Operating System ("AMOS") computer hardware manufacturing division (collectively the "Businesses") to R.E. Mahmarian Enterprises for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by R.E. Mahmarian Enterprises. The Company also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by R.E. Mahmarian Enterprises upon the occurrence of certain liquidity events, as defined in the asset purchase agreement, following R.E. Mahmarian Enterprises' acquisition of the Businesses. R.E. Mahmarian Enterprises is owned by Richard E. Mahmarian, a current member of the Company's Board of Directors.

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

This sale indicates the assets sold to R.E. Mahmarian Enterprises were impaired and, accordingly, as of December 31, 1999, the Company recognized a loss on the sale of $6,728,000 and reclassified $2,726,000, representing deferred revenue at December 31, 1999 related to contractual service obligations assumed by R.E. Mahmarian Enterprises for which performance continues to be guaranteed by the Company, to deferred gain on sale of Businesses to R.E. Mahmarian Enterprises. As of June 30, 2000, the deferred gain had been reduced to $1,184,000 due to the operations of R.E. Mahmarian Enterprises and a corresponding reduction in the Company's contingent guarantee.

On March 15, 2000, the Company entered into another agreement whereby R.E. Mahmarian Enterprises, in exchange for $500,000 cash (recorded as net assets held for sale to R.E. Mahmarian Enterprises as of December 31, 1999) and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. On August 1, 2000, the terms of the agreement were amended such that payment of the remaining balance of $230,000 was extended to be due in full by June 30, 2001, and that interest on the outstanding balance will be paid monthly at an annualized rate of 10 percent. R.E. Mahmarian Enterprises may prepay all or a portion of the remaining balance prior to June 30, 2001 without penalty.

The results from operations during the six months ended June 30, 2000, include a net loss of $307,000 or $0.02 per share on $1,563,000 of revenue related to the Businesses. The results from operations during the six months ended June 30, 1999 include a net loss of $962,000 or $0.08 per share on $10,570,000 of revenue related to the Businesses.

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. The results from operations during the six months ended June 30, 1999, include a net loss of $168,000 or $0.02 per share on $558,000 of revenue related to the telephone installation business.

3.  PRIVATE PLACEMENT OF COMMON STOCK

On March 30, 2000, the Company completed a private placement of 2,342,000 shares of common stock which were sold at $6.25 per share, generating gross proceeds to the Company of $14,637,500 with net proceeds of approximately $13,600,000. Hampshire Equity Partners II, L.P., the Company's preferred stockholder, purchased 995,400 of the shares of the Company's common stock issued in the private placement. The Company intends to use the net proceeds from this offering for marketing and further product enhancement in its NQL Solutions technology division and for general corporate purposes.

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

5. INDUSTRY SEGMENT INFORMATION

The Company currently operates in two business segments: (i) internet software based on the Company's Network Query Language; and (ii) IT professional services consisting of management and consulting services, as well as network design, installation and maintenance. A third segment reflects the results of operations of businesses which have been sold. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the Internet software segment.

Prior to January 31, 2000, the Company evaluated its business according to the following two segments: (i) the servicing of computer systems, networks and related products; and (ii) the manufacture and sale of computer systems, software and related products. The operations of the telephone installation business and the managed service business, including the computer hardware manufacturing division, which were sold on April 1, 1999 and January 31, 2000, respectively, have been reclassified as the "businesses sold" segment. Prior periods have been reclassified to reflect this realignment.

Selected financial information for the Company's reportable segments for the three and six months ended June 30, 2000 and 1999 follows:


                                                         IT
(In thousands)                          Internet    Professional      Corporate         Businesses
                                        Software      Services        Expenses             Sold             Consolidated
                                        --------    ------------      ---------         ----------          ------------
THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers        $ 123         $ 2,834         $    --            $     -- (1)        $  2,957
Segment income (loss)                    (581)           (416)           (149)(2)             (17)(1)          (1,163)

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers        $ 190         $ 5,823         $    --            $  1,563 (1)        $  7,576
Segment income (loss)                    (702)           (527)            135(2)             (307)(1)          (1,401)

THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers        $  78         $ 3,414         $    --            $  5,566            $  9,058
Segment income (loss)                     (80)            201            (495)               (413)               (787)

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers        $ 122         $ 7,413         $    --            $ 11,128            $ 18,663
Segment income (loss)                    (189)            807          (1,094)             (1,130)             (1,606)

-----------------

(1) In January 2000, the Company closed the sale of a significant portion of the Company's operations to R.E. Mahmarian Enterprises.

(2) Includes a gain of $443 and $1,327 for the three and six months ended June 30, 2000, respectively, from the sale of Businesses to R.E. Mahmarian Enterprises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements which involve risks and uncertainties, and our actual results may differ from our expectations. These forward looking statements include (i) the Company's ability to use the net proceeds from the private placement offering for marketing, for further product enhancement and for general corporate purposes;
(ii) the Company's ability to increase revenue in the last six months of 2000;
(iii) the market acceptance of the Company's products, including, but not limited to, its Network Query Language based Internet and intranet technology, and its information technology services; (iv) the Company's ability to obtain a new revolving line of credit; (v) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities; (vi) the Company's ability to achieve future positive cash flows from its information technology professional services division; (vii) the discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance; and
(viii) any future performance, achievements, or industry results expressed or implied by such forward-looking statements.

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

GENERAL

After the sale of our historical principal business lines as described below, we now focus exclusively on our two remaining operating divisions - our NQL Solutions technology division, which focuses on Internet infrastructure platform technology and applications based on our Network Query Language, and our information technology professional services division, which was acquired on September 1, 1998 and provides management and consulting services, as well as network design, installation and maintenance.

NQL Solutions Technology Division

The NQL Solutions technology division serves the growing needs of e-commerce businesses and other commercial Internet users for improved bot and intelligent agent technologies which are designed to deliver rapid go-to-market platforms such as shoppers, comparison engines, conversion services, web-enabled applications and content engineering tools for the enterprise. This division created and developed Network Query Language(TM) (NQL(TM)), a proprietary scripting programming language that streamlines the development of intelligent agents, bots and Web applications. Currently, we believe NQL is the only programming language designed exclusively for the development of bots and intelligent agent technology. NQL provides an efficient rapid development environment for bots, intelligent agents and Web applications in much the same way as Structured Query Language ("SQL") provided a common development environment for database applications. As a result, the NQL technology delivers substantial added value to information management, one of the most critical and growing needs on the Internet.

We license the NQL technology to businesses so they can quickly create and use their own bots and intelligent agents in real time. The current target market for NQL based bot and intelligent agent technology platforms includes Internet integrators/solution providers, information technology departments of Fortune 1000 and other large companies, Internet communities and marketplaces (portals and vortals), and independent software vendors. These businesses use NQL technology to quickly create their own intelligent agents to search the Web for specific information and then gather and organize that information for internal or external use. In addition, they may choose to license pre-packaged NQL designed "bolt on" applications and platforms to leverage the power of their enterprises for more efficient means.

Information Technology Professional Services Division

Our information technology professional services division provides Internet and intranet consulting, networking design and implementation, circuit procurement, help desk services, premise wiring services, network administration, on-site technical management and consulting, installation and maintenance, and also cross-markets NQL based products and services to our customers. Additionally, this division provides a wide array of computer systems, data communications and LAN/WAN information technology services and products to a customer base encompassing many industries. Specifically, this division serves large financial institutions, major accounting firms, pharmaceutical companies, hospitals and universities. Most customers are located in the Northeast, but our customer base also reaches as far as Florida and the West Coast.

Sale of Our Historic Principal Lines of Business

On January 31, 2000, we completed the sale of substantially all of our assets associated with our Alpha Micro Services Division ("AMSO") and our Alpha Micro Operating System ("AMOS") computer hardware manufacturing division (collectively the "Businesses") to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises") for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by R.E. Mahmarian Enterprises. We also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by R.E. Mahmarian Enterprises upon the occurrence of certain liquidity events, as defined in the asset purchase agreement, following R.E. Mahmarian Enterprises' acquisition of the Businesses. R.E. Mahmarian Enterprises is owned by Richard E. Mahmarian, a current member of the Company's Board of Directors.

On March 15, 2000, we entered into another agreement whereby R.E. Mahmarian Enterprises, in exchange for $500,000 cash (recorded as net assets held for sale to R.E. Mahmarian Enterprises as of December 31, 1999) and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. The results from operations during the six months ended June 30, 2000, include a net loss of $307,000 or $0.02 per share on $1,563,000 of revenue related to the Businesses. The results from operations during the six months ended June 30, 1999 include a net loss of $962,000 or $0.08 per share on $10,570,000 of revenue related to the Businesses.

EBITDA

We had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $858,000 and $991,000 for the six- and three-month periods ended June 30, 2000 (including negative EBITDA of $273,000 and $6,000 from the managed services division and gain on sale of Businesses of $1,327,000 and $443,000, respectively) compared to negative EBITDA of $805,000 and $388,000 (including negative EBITDA of $860,000 and $312,000 from the managed services division and the telephone installation business) during the same periods of the prior year.

RESULTS OF OPERATIONS

Net Sales

Our total net sales decreased $11,087,000, or 59.4 percent, to $7,576,000 for the six-month period ended June 30, 2000 from $18,663,000 for the respective prior year period. Net sales decreased $6,101,000, or 67.4%, to $2,957,000 for the three-month period ended June 30, 2000 from $9,058,000 for the three-month period ended June 30, 1999. The decrease in total net sales is primarily due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions, the April 1, 1999 sale of our telephone installation business, and delays in technology services and projects at Delta CompuTec Inc. ("DCi"), our information technology services division, of which the majority were related back to customer concerns over Y2K problems.

Information Technology Services Revenue

Our information technology service revenue decreased $8,967,000, or 55.5 percent, to $7,191,000 during the most recent six-month period over the respective prior period and decreased $4,933,000, or 63.5%, to $2,834,000 during the most recent three-month period over the respective prior period. The six- and three-month revenue decreases include $7,377,000 and $4,353,000, respectively, attributable to the sales of our managed services division on January 31, 2000 and our telephone installation business on April 1, 1999. The balance of the revenue decrease during the six- and three-month periods of $1,590,000 and $580,000 occurred at DCi, our information technology services division, due to delays in technology services and projects of which the majority were related back to customer concerns over Y2K problems. We expect that information technology services revenue will increase in the last six months of 2000.

Product Sales

Our total product revenues during the comparable six-month periods decreased $2,120,000, or 84.6 percent, to $385,000 from $2,505,000. Our total product revenues during the comparable three-month periods decreased $1,168,000, or 90.5%, to $123,000 from $1,291,000. The decline is due to the January 31, 2000 sale of our computer hardware manufacturing division. Sales of our Internet software segment increased $56,000, or 83.6 percent, to $123,000 for the three-month period ended June 30, 2000 from $67,000 for the three-month period ended March 31, 2000. No assurances can be made as to future product sales as our NQL Solutions products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our NQL based products and services will attain, however we expect sales of our NQL Solutions technology division to increase on a sequential quarter basis for the remainder of the year.

Gross Margin

Our total gross margin for the first six and three months of 2000 decreased to
20.4 percent and 18.4 percent, respectively, compared to 25.4 percent and 26.2%, respectively, during the same periods last year.

Information Technology Services Gross Margin

Our information technology services gross margin decreased to 20.3 percent for the six-month period ended June 30, 2000 from 24.8 percent during the same period in the prior year. The gross margin decreased to 16.3 percent from 25.5 percent for the comparable three-month periods. The current periods were negatively affected by the decrease in professional on-site services revenues at DCi due to delays in technology services and projects of which the majority were related back to customer concerns over Y2K problems. Partially off-setting this decrease in gross margin, the current period was positively affected by the sale of the telephone installation business, which had a negative gross margin in the three months ended March 31, 1999. Based on our expectation that information technology services revenue will increase in the last six months of 2000, we expect that the related gross margin will also increase in the last six months of 2000.

Product Gross Margin

Our product gross margin decreased to 22.9 percent for the six-month period ended June 30, 2000 from 28.8 percent for the comparable prior year period and increased to 66.7 percent from 30.6 percent for the comparable three-month periods. The six-month gross margin decrease was primarily due to negative gross margin realized by our computer hardware manufacturing division prior to its sale on January 31, 2000. The current three-month period is positively affected since it includes only the operations of our NQL Solutions division, which generates higher gross margin percentages when compared to the computer hardware manufacturing division

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $1,879,000 to $4,050,000 for the six-month period ended June 30, 2000 compared to $5,929,000 for the six-month period ended June 30, 1999, and decreased $957,000 to $2,111,000 for the three-month period compared to $3,068,000 for the prior comparable period. The decrease in selling, general and administrative expenses is due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions, the April 1, 1999 sale of our telephone installation business, and reductions in selling expenses at DCi. We expect that selling, general and administrative expenses will increase in the last six months of 2000 as we incur advertising, promotional and selling expenses in connection with the launch of our NQL technology.

Research and Development Expenses

Our research and development expenses (which include engineering support and services) incurred for the six-month period ended June 30, 2000 decreased by $250,000 to $374,000 from $624,000 during the same period in the prior year, and decreased by $100,000 to $203,000 from $303,000 for the comparable three-month periods. The decrease is due to the sale of our computer hardware manufacturing division. Research and development expenses are expected to increase in the future as we develop and introduce our new NQL products.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, our working capital increased $9,138,000 from $323,000 at December 31, 1999 to $9,461,000 at June 30, 2000.
This increase was primarily the result of the completion of a private placement of 2,342,000 shares of common stock sold at $6.25 per share generating net proceeds of approximately $13,600,000 offset by $2,055,000 net cash used in operating activities, purchases of equipment of $1,030,000 and repayments of indebtedness of $737,000.

The private placement was completed on March 30, 2000 and generated gross proceeds to us of $14,637,500 with net proceeds of approximately $13,600,000. Hampshire Equity Partners II, L.P., our preferred stockholder, purchased 995,400 of the shares of our common stock issued in the private placement.

As of December 31, 1999, we had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of our assets. On March 28, 2000, we terminated the revolving line of credit and, on March 31, 2000, we repaid in full the loan designated for acquisitions. We are currently evaluating various alternatives for funding our working capital requirements, which may include obtaining a new revolving line of credit. There is no assurance that we will obtain this new revolving line of credit.

Our NQL Solutions based products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our NQL based products and services will attain. Although we expect our NQL Solutions technology division revenue to increase on a sequential quarter basis for the remainder of the year, we expect to continue to incur significant costs developing and introducing enhancements to our NQL Solutions based products and technologies, and expanding our sales and marketing activities. We expect this strategy to result in losses for our NQL Solutions technology division and the Company on a consolidated basis at least through the next four to six quarters.

We believe that our current cash and cash equivalents balance combined with cash expected to be generated by our information technology professional services division and continued revenue growth in our NQL Solutions technology division will provide sufficient resources to finance our working capital requirements through the next twelve months. After that date, we may need to obtain additional capital, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond favorably to competitive pressures or unanticipated events.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Alpha Micro was held on August 9, 2000. At the Annual Meeting, all of management's nominees for directors listed in the Proxy Statement were elected and there was no solicitation in opposition to such nominees. Voting was as follows:

                                                        WITHHOLD
        DIRECTORS                         FOR           AUTHORITY       ABSTAIN
        ---------                      ----------       ---------       -------
        Benjamin P. Giess              21,264,166        537,190          N/A

        Rockell N. Hankin              21,266,966        534,390          N/A

        Richard E. Mahmarian           21,258,796        542,560          N/A

        Clarke E. Reynolds             21,265,996        535,360          N/A

        Tracey L. Rudd                 21,260,791        540,565          N/A

        Douglas J. Tullio              21,229,179        572,177          N/A

        Sam Yau                        21,273,466        527,890          N/A

The proposal to approve the Company's name change from "Alpha Microsystems" to "NQL Inc" was approved, receiving 16,350,936 votes for approval and 108,415 against approval, with 16,326 abstentions and 5,325,679 broker non-votes. The proposal to approve the Company's re-incorporation in Delaware as AlphaServ.com, through the merger of Alpha Microsystems, a California corporation, with and into a wholly-owned Delaware subsidiary of Alpha Microsystems was approved, receiving, for holders of common stock, 7,088,217 votes for approval and 542,579 votes against approval, with 28,435 abstentions and 5,325,679 broker non-votes, and for holders of Cumulative, Redeemable and Exchangeable Preferred Stock, unanimous approval consisting of 2,500 votes by Class A1 holders, 5,500 votes by Class A2 holders, 7,000 votes by Class B1 holders, 5,000 votes by Class C1 holders, and 391 votes by Class E holders. The proposal to approve an amendment to the Company's 1998 Stock Option and Award Plan to increase the number of shares of Common Stock authorized for issuance under such plan by 700,000 shares to an aggregate of 3,200,000 shares was approved, receiving 20,543,868 votes for approval and 1,170,800 votes against approval, with 86,688 abstentions and zero broker non-votes. The proposal to ratify the appointment of Ernst & Young LLP, as independent auditors of the Company and its subsidiaries for the year ending December 31, 2000 was approved, receiving 21,718,992 votes for approval and 55,037 votes against approval, with 27,327 abstentions and zero broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index.

         (b) A Current Report on Form 8-K was filed by the Company on April 3, 2000 regarding the completion of a private placement of its restricted common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ALPHA MICROSYSTEMS
                                                   (Registrant)

Date: August 14, 2000                           By: /s/ Douglas J. Tullio
                                                    ----------------------------
                                                    Chairman, CEO and President


Date: August 14, 2000                           By: /s/ Robert O. Riiska
                                                    ----------------------------
                                                    Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


             EXHIBIT
             NUMBER               DESCRIPTION
             -------              -----------
              10.58 Amendment No. 3 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated August 1, 2000

              27        Financial Data Schedule