Form 10-Q/A
period 2000-06-30
ALPHA MICROSYSTEMS
filed 2000-08-18
CIK 352869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A

                                AMENDMENT NO. 1


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

EXPLANATORY NOTE:

This filing is made to amend and restate in its entirety the Registrant's Quarterly Report on Form 10-Q dated August 14, 2000. There are no differences between the two filings except to correct the column heading dates of the Condensed Consolidated Balance Sheet to properly read "June 30, 2000" and "December 31, 1999" from left to right (the original Form 10-Q included incorrect column heading dates of "June 30, 1999" and "December 31, 2000").

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ALPHA MICROSYSTEMS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                  June 30,       December 31,
                                                                   2000             1999
                                                                 --------        ------------
                                                               (Unaudited)        (Note 1)
ASSETS

Current assets:
   Cash and cash equivalents                                     $ 10,811         $  1,160
   Accounts receivable, net of allowance for doubtful
     accounts of $62 and $40 at June 30, 2000 and
     December 31, 1999, respectively                                2,131            3,391
   Prepaid expenses and other current assets                          527              221
   Account Receivable from R.E. Mahmarian Enterprises
     (Net assets held for sale at December 31, 1999)                  230              500
                                                                 --------         --------
     Total current assets                                          13,699            5,272

Property and equipment, net of accumulated depreciation
  of $740 and $385 at June 30, 2000 and December 31,
  1999, respectively                                                2,663            2,025
Intangibles, net of accumulated amortization of $872
  and $612 at June 30, 2000 and December 31, 1999,
  respectively                                                      8,404            8,543
Other assets                                                          478              469
                                                                 --------         --------
     Total assets                                                $ 25,244         $ 16,309
                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank borrowings                                               $     --         $    688
   Accounts payable                                                 1,571            1,615
   Accrued compensation                                               240              444
   Other accrued liabilities                                        1,491            1,189
   Deferred revenue                                                   936            1,013
                                                                 --------         --------
     Total current liabilities                                      4,238            4,949

Other long-term liabilities                                           274              274
Deferred gain on sale of Businesses to R.E
  Mahmarian Enterprises                                             1,184            2,726

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